Form 10QSB
period 2001-09-30
EARTHNETMEDIA INC
filed 2001-11-14
CIK 1137117

FORM 10 QSB
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                   Or

           [ ] Transition report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             For the transition period____________to_______________

                       Commission file number 333-57514


                          EarthNetMedia, Inc.
             (Exact name or registrant as specified in its charter)

         Nevada                            95-4834274
(State or other jurisdiction           (I.R.S. Employer
Incorporation or organization)        Identification No.)

                                222 Amalfi Drive
                             Santa Monica, CA 90402
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (310) 459-1081

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such that the registrant was Required to file such reports), and (2) has shorter period been subject to Such filing requirements for the past 90 days.
Yes [X]  No [  ]

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY.

Indicate by check whether the registrant has filed all documents And report required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities Under a plan confirmed by a court.

Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 7, 2001, approximately 5,897,000 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

ITEM 1.   FINANCIAL STATEMENTS





                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )

                          REVIEWED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
















                                 John P. Semmens CPA, A Professional Corporation
                                                         24501 Del Prado Suite A
                                                    Dana Point, California 92629

                                                                  (949) 496-8800

                                                               November 13, 2001

                      JOHN P. SEMMENS CPA A PROFESSIONAL CORPORATION
                   24501 Del Prado Suite A Dana Point, California 92629
                         Tel: (949) 496-8800 Fax: (949) 443-0642

                                                               NOVEMBER 13, 2001

EARTHNETMEDIA, INC.

Santa Monica, California

Gentlemen,

We have reviewed the accompanying balance sheet of EarthNetMedia, Inc as of September 30, 2001, and the related statements of income and expenses and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Respectfully submitted,



/s/JOHN P. SEMMENS
-------------------
John P. Semmens CPA



             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                                  BALANCE SHEET


                                     ASSETS
                                                              SEPTEMBER 30,
                                                                   2001
                                                                   ----
CURRENT ASSETS
     Cash in banks                                                      11,446

                                                            -------------------
                      TOTAL CURRENT ASSETS                              11,446

PROPERTY AND EQUIPMENT
    Transportation equipment                                            65,000
    Office equipment                                                     4,619
    TV production equipment                                            121,808
     Accumulated depreciation                                          (77,334)
                                                            -------------------

                  NET PROPERTY & equipment                             114,093
OTHER ASSETS

    Development costs                                                  389,514
    Organizational costs                                                25,000
    Amortization of organizational costs                                (3,750)
                                                            -------------------

                        TOTAL OTHER ASSETS                             410,764
                                                            -------------------


TOTAL ASSETS                                                           536,303
                                                            ===================



             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                                  BALANCE SHEET


                              LIABILITIES & EQUITY
                                                              SEPTEMBER 30,
                                                                  2001
                                                                  ----
CURRENT LIABILITIES

     Accounts payable                                                   3,609
     Accrued salaries                                                 204,161
     Accrued interest payable                                          33,400
     Officers short term financing                                    175,850
                                                            ------------------

                    TOTAL CURRENT LIABILITIES                         417,020

LONG-TERM LIABILITY
     Officers note payable                                            300,000
                                                            ------------------

                  TOTAL LONG-TERM LIABILITIES                         300,000
                                                            ------------------

TOTAL LIABILITIES                                                     717,020

STOCKHOLDERS' EQUITY
     Common stock - authorized
       50,000,000 shares at .001 par value;
       issued and outstanding 5,897,000 shares                          5,897
     Additional paid-in capital                                       507,825
     Deficit accumulated during the
       development stage                                             (694,439)
                                                            ------------------

                   TOTAL STOCKHOLDERS' EQUITY                        (180,717)
                                                            ------------------


TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                                                              536,303
                                                            ==================


             See accompanying notes and accountant's review report.


                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                         STATEMENT OF INCOME AND EXPENSE

      NINE MONTHS AND INCEPTION (APRIL 11,2000) THROUGH SEPTEMBER 30, 2001

                                                             CUMMULATIVE SINCE
                                                    INCEPTION THROUGH     NINE MONTHS        ** NINE MONTHS
                                                    SEPTEMBER 30,2001    ENDED SEPT 2001    ENDED SEPT 2000
REVENUES
     Revenues                                                      0                   0                   0

                                                   ------------------  ------------------  ------------------
                                    NET REVENUES                   0                   0                   0

OPERATING EXPENSES
     Advertising                                                 280                 280
     Amortization of organization cost                         3,750               3,750
     Automobile expenses                                       8,406               5,636               1,040
     Bank charges                                              2,367               2,092                 113
     Computer expense                                          2,020               2,020
     Consultants                                             250,000
     Contract labor                                            2,750                                     500
     Depreciation                                             61,599              27,519             250,000
     Dues and subscriptions                                       40                  40
     Entertainment                                             4,612               4,612
     Equipment rental                                            271                 271
     Filing fees                                               5,685               6,110
     Insurance                                                 1,497               1,497
     Interest                                                 33,400              18,000
     Internet                                                    124                 124
     Office lease                                             61,200              61,200
     Meals production crew                                       349                 349
     Miscellaneous                                             4,892               4,894              (4,008)
     Office expenses                                             853                 853
     Officers salaries                                       204,161             204,161
     Outside services                                          1,357               1,357
     Postage and delivery                                        522                 651
     Professional fees                                        27,439              17,505
     Repairs and maintenance                                     756                 756
     Storage                                                     240                 240
     Supplies                                                  1,506               1,506
     Telephone                                                 7,550               7,421
     Travel                                                    5,886               5,920
     Utilities                                                   927                 107                 819
                                                   ------------------  ------------------  ------------------
                        TOTAL OPERATING EXPENSES             694,439             378,871             248,464

                                 TAXES ON INCOME                   0                   0                   0
                                                   ------------------  ------------------  ------------------

                                NET INCOME (LOSS)           (694,439)           (378,871)           (248,464)
                                                   ==================  ==================  ==================



Earnings (loss) per common share                             (0.1178)            (0.0642)            (0.0432)
                                                   ==========================================================


** Operations began April 11, 2000

             See accompanying notes and accountant's review report.


                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS

      NINE MONTHS AND INCEPTION (APRIL 11,2000) THROUGH SEPTEMBER 30, 2001

                                                          CUMMULATIVE SINCE
                                                           INCEPTION THROUGH       NINE MONTHS          ** NINE MONTHS
                                                          SEPTEMBER 30,2001      ENDED SEPT 2001       ENDED SEPT 2000
CASH FLOWS FROM OPERATING ACTIVITY
     Net Income (Loss)                                              (694,439)             (378,871)             (248,464)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                               65,349                31,269
          Accrued salaries                                           204,161               204,161
          Accounts payable                                             3,609                 3,609
          Accrued interest                                            33,400                18,000
                                                        ---------------------  --------------------  --------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           (387,920)             (121,832)             (248,464)
                                                        ---------------------  --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Officers short term financing                              175,850               175,850
          Officers long-term financing                               300,000                                     300,000
          Issuance of common stock                                     5,897                                       5,757
         Additional paid-in capital                                  507,825                                     343,785
                                                        ---------------------  --------------------  --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            989,572               175,850               649,542
                                                        ---------------------  --------------------  --------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES

          Development costs                                          389,515                34,756               231,298
          Purchase of property and equipment                         175,691                 9,070               165,884
          Organization costs                                          25,000
                                                        ---------------------  --------------------  --------------------

NET CASH USED FOR INVESTING ACTIVITIES                               590,206                43,826               397,182
                                                        ---------------------  --------------------  --------------------

CASH INCREASE FOR THE PERIOD                                          11,446                10,192                 3,896

CASH, BEGINNING OF PERIOD                                                  0                 1,254                     0
                                                        ---------------------  --------------------  --------------------

CASH, END OF PERIOD                                                   11,446                11,446                 3,896
                                                        =====================  ====================  ====================


** Operations began April 11, 2000

             See accompanying notes and accountant's review report.


                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                        STATEMENT OF STOCKHOLDERS' EQUITY

             INCEPTION ( APRIL 11, 2000 ) THROUGH SEPTEMBER 30, 2001


                                      Total Shares      (Par Value)       Additional        Deficit Accumu-       Total
                                       Issued and         Common           Paid-In        lated During Deve-  Stockholders'
                                       Outstanding         Stock           Capital          lopment Stage        Equity
                                      --------------   --------------   ---------------   ------------------  --------------


Asset purchase of Pac
 Pacific Group International, Inc.
 May 25, 2000                             2,002,000            2,002            22,999                               25,001


Additional issuance of contingent
 shares for Pac Pacific Group
 International, Inc. June 1, 2000         3,255,000            3,255            (3,255)                                   0


Issuance of shares for services             640,000              640           389,360                              390,000


Additional capital infusion                                                     98,721                               98,721


Net (loss) 12/31/2000                                                                              (315,568)       (315,568)
                                      --------------   --------------   ---------------   ------------------  --------------


Balance December 31, 2000                 5,897,000            5,897           507,825             (315,568)        198,154

Additional capital infusion

Net (loss) nine months 9/30/2001                                                                   (378,871)       (378,871)
                                     --------------   --------------   ---------------   ------------------  --------------


Balance September 30, 2001                5,897,000            5,897           507,825             (694,439)       (180,717)
                                      ==============   ==============   ===============   ==================  ==============



             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )

                          NOTES TO FINANCIAL STATEMENTS

1.  HISTORY AND ORGANIZATION OF THE COMPANY

     EarthNetMedia, Inc. is a producer of television programming for both the Chinese and English media markets. EarthNetMedia, Inc. was originally organized as a Nevada Corporation on April 11, 2000 and is currently based in Santa Monica, California. EarthNetMedia, Inc.'s principal television programming is directed at the home improvement market in China. The Company's assets consist primarily of its library of English and Chinese Television Programs.

     On May 25, 2000, Pac Pacific Group, International, Inc., a privately held California corporation, sold all its assets and liabilities for the shares of EarthNetMedia, Inc.

     The Company is currently authorized to issue up to 50,000,000 shares of common stock, $ 0.001 par value. As of June 30, 2001, 5,897,000 shares of common stock were issued and outstanding.

     The Company has been in a development stage since its inception April 2000. The Company has accumulated approximately 80 television shows since its inception. The costs of these television shows have been accounted for a development costs.

2.  ACCOUNTING POLICIES AND PROCEDURES

     The financial statements of the Company are prepared using the accrual basis of accounting.

     Property and equipment are carried at cost. Depreciation is computed using straight-line methods for both financial reporting purposes and income tax purposes. The useful lives of property and equipment is five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized in the current period. The cost of maintenance and repairs is charged against income as incurred. Significant renewals and betterments are capitalized.

     All exchanges of common stock for services rendered, as more fully described in footnote number 9, were recorded at the fair value of the services rendered. The Company has obtained employment agreements from key employees in January 2001 and is obligated under serveral contractual agreements at September 30, 2001. See note 8 for further description of these contracts.

     The Company has not adopted any policy regarding payment of dividends. No dividends have been paid since its inception.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. All adjustments have been made to the interim financial statements, which in the opinion of management are necessary in order to make the financial statements not misleading.

                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )

                          NOTES TO FINANCIAL STATEMENTS

3.  LIBRARY OF TELEVISION PROGRAMS

     EarthNetMedia, Inc. has produced about eighty English and Chinese television programs. The costs of producing these programs are accounted for as development costs in accordance with SFAS 53. Amortization of the film costs will begin when the films are put into production and revenues are recognized. No revenues have been realized for the period ended September 30, 2001, and therefore no related amortization is recognized.


4. NOTE PAYABLE OFFICERS/SHAREHOLDERS

     The Company is obligated under an unsecured loan agreement to Phil Paul and Alie Chang. The note bears interest at 8 % from its inception, May 14, 2000. One half of the principal ( $ 150,000 ) shall be paid twelve months after the effective date of the offering by EarthNetMedia, Inc. and the remaining principal shall be due and payable twenty-four months following the effective date of the offering. Interest shall be paid concurrently with the payment of the last principal amount.

     Under the provisions of the note payable, the Company has the following minimum annual payment obligations:

                                                  Year Ended September 30,
                              ------------------------------------------------

                                  2002              2003             2004

Notes payable                             0            150,000        150,000
                              ==============   ================   ============


5. GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. Without realization of additional capital, or creation of operational revenues, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital from qualified investors under loans and to increase the level of revenues to cover its costs. The Company has accumulated $ 694,439 of operating losses during its development stage of operations from its inception, April 11, 2000 through September 30, 2001.

                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )

                          NOTES TO FINANCIAL STATEMENTS

6. BUSINESS COMBINATION, ADDITIONAL PAID-IN CAPITAL AND STOCK ISSUED FOR
   SERVICES

     The Company has been financed by its two shareholders since its inception during the development stage of operations. Other than the initial common stock issuance, cash and asset infusions have been accounted for as additional paid-in capital and notes payable to officers. EarthNetMedia, Inc. acquired all of the assets and liabilities of Pac Pacific Group International, Inc. on May 25, 2000. These assets and liabilities are recorded on the books of EarthNetMedia, Inc. at historical costs. In exchange for these assets and liabilities the shareholders of Pac Pacific Group International, Inc. were given 2,200,000 shares of EarthNetMedia, Inc. On June 1,2000 the sellers of Pac Pacific International Group, Inc. were given an additional 3,255,000 shares of contingent shares, contingent upon future performance of certain contracts. These contingent shares will be rescinded if the shareholders do not perform on certain contracts as explained in Note 8. There is no consideration or impact on future earnings unless the principals do not perform on the contracts. If non-performance, the shares will be rescinded and because there will be fewer shares outstanding the impact will be higher earnings or losses per share to the existing shareholders of record. Additionally these shares shall be non-voting and non transferable for a period of three years.

7. DEVELOPMENT COSTS, ORGANIZATIONAL COSTS AND AMORTIZATION

     The Company has incurred additional development costs since acquiring the television library. These costs will be capitalized until the television shows go into production. Additionally, the Company incurred organizational costs, which is being amortized over sixty months on a straight-line basis commencing January 1, 2001. The Company will amortize the development costs over a the life of the films commencing with the production of revenues.

                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )

                          NOTES TO FINANCIAL STATEMENTS

8. CONTRACTUAL AGREEMENTS

     The Company has several contractual agreements with its key employees and other entities as follows:

EMPLOYMENT AGREEMENT - Ms. Alie Chang - President and Chief Executive Officer, commencing January 1, 2001 at the rate of $ 15,000 monthly for a term of five years ending December 31, 2006

EMPLOYMENT AGREEMENT - Marvin S Berger - Executive Vice President and Chief Financial Officer, commencing January 12, 2001 at the rate of $ 8,000 monthly for a term of one year ending January 11, 2002.

NGT, INC. D/B/A NATIONAL GEOGRAPHIC TELEVISION - There exist a Memorandum of Understanding to distribute certain National Geographic branded programs for unencrypted terrestrial TV transmission in the People's Republic of China. NGCA will provide to CCTV , China Central Television, in each week of the Term 30 minutes of National Geographic branded programs for a total of 26 hours in the aggregate for each 12 month period. The initial trial period will be November 5,2000 to November 4,2001. NGCA shall be solely responsible for selling sponsorships and airtime for the Programs. NGCA shall be solely responsible for collecting the Gross Ad Revenues. EarthNetMedia, Inc. is to receive 35 % of the Net Ad Revenue. There have been no revenues produced as of September 30, 2001 and therefore no accounting has been included in the attached financial statements.

RELIANCE ASIA DEVELOPMENT LTD AND JAMES R GU - an agreement to produce the program series "Passage To Future." EarthNetMedia's responsibility is to collect technical information, "B" roll film and obtaining 80 % of all the funding for the program (including advertising and corporate sponsors) over the 52 episodes. EarthNetMedia is responsible to distribute the monies so obtained to CCTV, the production team, and all parties of the agreement. Once CCTV has been paid its production expenses and the production unit has been paid its production costs per the approved budget, the profit will be split as follows: Reliance 50 %; EarthNetMedia 40 % and James R Gu 10 %. As of September 30, 2001 there have been no revenues or expenses incurred which affect the books of EarthNetMedia, Inc.

BEIJING TELEVISION STATION " HOME SWEET HOME " PROGRAM - an agreement to provide programming each week a 3 to 5 minute segment by US Designer Alie Chang. EarthNetMedia owns the copyrights outside of China and also the right of all footage of the program within China. EarthNetMedia will provide the programming starting September 1, 2000 for a term of one year. Beijing Television Station will provide EarthNetMedia 45 seconds of advertising spot, billboard and display Web site address during the broadcast of the program as compensation for the cost of program production. The product sold via this TV program and economic benefit generated as a result of this broadcasting shall be divided 50-50 after cost of the product and the operation. As of September 30, 2001 there have been no revenues or expenses incurred which affect the books of EarthNetMedia, Inc.

BEIJING BETC ADVERTISING LTD - a memorandum of understanding to produce and distribute television programs, 30 minutes long and a total of 52 episodes yearly. EarthNetMedia Inc. is responsible for all camera shootings and material preparation in the United States. BETC guarantees timely delivery of completed programs on broadcasting tapes. EarthNetMedia, Inc. is responsible for all necessary expenses associated with producing the program. The copyright of the program belongs to EarthNetMedia, Inc. EarthNetMedia, Inc. is responsible for obtaining advertising and sponsorship for the program and these revenues will not be lower than what is estimated by BETC. 25 % of the total advertising revenues will be distributed to BETC as compensation. As of September 30, 2001 there have been no revenues or expenses incurred which affect the books of EarthNetMedia, Inc.

                               EARTHNETMEDIA, INC.
                         ( A DEVELOPMENT STAGE COMPANY )

                          NOTES TO FINANCIAL STATEMENTS

9. ISSUANCE OF STOCK FOR SERVICES

     The Company issued common stock to various consultants and professionals for services rendered. These shares were valued at the most reliable measurable value of services rendered as required by SAB 98. Some of these costs were capitalized and will be amortized over their useful lives, while other costs were expensed during the period and charged to operations. The legal services were recorded as both organizational costs and film development costs. Management estimates that $ 25,000 of the legal fees were incurred for organizational purposes and the remaining $ 100,000 was incurred to negotiate and draft contractual agreements and are directly related to the production of the films. Editing and graphics services rendered are also added to film development costs. The shares issued for consulting services are recorded as period costs and are charged as a current expense. The following schedule details the shares issued for services :



   Date    Number of                Dollars  Unit   Number    Total                              Common  Additional Per
  Shares    Shares     Recipient      per     of      of      Value        Account       Amount   Stock  Paid-In   Share
  Issued    Issued      Function      Hour  Measure Hours   Assigned       Charges      Charged  (Par )  Capital   Value


  12/12/00  100,000 James Trodden       200 Hours       500   100,000 Development cost*   75,000     100   99,900     1.00
                    (Legal )                                          Organization cost** 25,000

  12/12/00    5,000 Max Ma               50 Hours       100     5,000 Development cost*    5,000       5    4,995     1.00
                    (Editor)

  12/12/00   10,000 Marvin Berger        67 Hours       150    10,000 Professional fees   10,000      10    9,990     1.00
                    (CFO)

  12/12/00   25,000 Angie Ma             83 Hours       300    25,000 Development costs*  25,000      25   24,975     1.00
                    (Graphic Artist)

   6/14/00  250,000 The James Group,   0.50 Share    N/A      125,000 Consulting expense 125,000     250  124,750     0.50
                    Ltd (Consultants)

   8/15/00  250,000 Reinhardt & Assoc. 0.50 Share    N/A      125,000 Consulting expense 125,000     250  124,750     0.50
                    Inc. (Consultants)

Totals      640,000                                           390,000                    390,000     640  389,360


* Development cost to be amortized over life of film - commencing when film goes into production

** Organization cost is being amortized over 60 months - commencing January 1,
   2001

Management determined in December 2000 the value of the shares was $ 1.00 per share. Shares issued prior to December 2000 were valued at $ .50 per share based on managements determination that a substantial amount of additional paid in capital would be required to obtain the $ 1.00 value.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2001                     Advance Technologies, Inc.
                                                              (Registrant)

                                                By: /s/ ALIE CHANG
                                                ------------------
                                                 Alie Chang
                                                 President and CEO