Form 10KSB
period 2001-12-31
EARTHNETMEDIA INC
filed 2002-03-29
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                               EARTHNETMEDIA, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


        NEVADA                       333-57514                   95-4834274
(STATE OR JURISDICTION              (COMMISSION               (I.R.S. EMPLOYER
  OF INCORPORATION)                  FILE NO.)               IDENTIFICATION NO.)


                                222 AMALFI DRIVE
                             SANTA MONICA, CA 90402
                               TEL: (310) 459-1081
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.001
                                (Title of Class)


                  NAME OF EXCHANGE ON WHICH REGISTERED: OTC-BB


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year.   None.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on the OTC-BB on February 28, 2002, was approximately $1,558,000.

As of February 28, 2002, there were 6,081,000 shares of Registrant's $.001 par value common stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

Statements have been made in this report which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "seeks," "potential," or "continue" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

CORPORATE OVERVIEW

Founded in April 2000, EarthNetMedia, Inc. ("EarthNetMedia" or the "Company") is a US-based company that creates and markets episodic "U.S. lifestyle" programs primarily for television broadcast in China. The primary topics of its television programming are home improvement, interior design, and technology. The Company's current television program is hosted by Ms. Alie Chang, the Company's President and Chief Executive Officer, and by background an interior architectural designer. Since 1981, Alie Chang has had extensive experience as an environmental/interior designer and her work has been featured in major publications both in China and the United States. In June 1999, Alie Chang was featured on China Central Television as one of the most outstanding designers in the world.

Building from the core of its television programming, the Company has been preparing to take advantage of the benefits expected to be realized by the Chinese economy upon its entry into the World Trade Organization (WTO). The Company's business plan contemplates using its core television programming to build a leading brand name and image, based on Alie Chang's prominence and reputation (the "Alie" brand), for U.S. lifestyle merchandise sales in China; and also serving as a major commercial gateway company for multi-national client companies to market and sell their products in China.

EarthNetMedia has been a development stage company since its inception in April 2000. The Company has generated no revenue to date, and accordingly has suffered recurring losses from operations; it also has a net capital deficiency of $(433,009) as of December 31, 2001. It is anticipated that, at least until the Company obtains the capital necessary to produce a sufficient number of episodes of television programming, it will generate little or no revenue and will continue to incur significant operating losses and cash flow deficits. Without realization of additional capital or increased operational revenues, there may be very substantial doubt as to whether the Company can continue as a going concern.

The present executive officers of the Company, Alie Chang and Felizian (Phil) Paul, who are husband and wife, owned approximately 86.5% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") as of February 28, 2002, and will continue to beneficially own a majority of the Common Stock even if all of the Company's currently outstanding Warrants are exercised. (See Item 11 of this Form 10-KSB.) Accordingly, these individuals will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

EarthNetMedia's principal executive offices are located at 222 Amalfi Drive, Santa Monica, CA 90402, and its telephone number is (310) 459-1081. The Company also has office facilities in Beijing, China and Starnberg, Germany. EarthNetMedia currently has four employees. Subject to available operating capital, the Company expects to hire additional employees in the next 12 months for video production, operations, business development, marketing, sales, accounting and management. Such personnel may be located in China, Europe and the US.

The corporate website is www.earthnetmedia.com. (This reference to our Web address does not constitute incorporation by reference of the information contained at this site.) "Alie" and www.earthnetmedia.com are trademarks of EarthNetMedia, Inc. All brand names and trademarks appearing in this prospectus are the property of their respective holders.

BUSINESS

EarthNetMedia is currently structured in two business units:

---- Television programming production, and
---- Television programming syndication/distribution.

In the future, the Company intends to add two additional business units:

---- Merchandising and
---- Retail, infomercial, mail order, direct/Internet commerce

In 1996, Alie Chang and Phil Paul founded Pac Pacific Group International, Inc., a company focused on the export of U.S. goods to China ("PPGI"). While this business was developing, Alie and her interior design work were featured in major publications in China. In 1999, Beijing TV approached Alie to do a U.S. lifestyle television episodic series for a network of Chinese television stations. Alie agreed to this in principle, and through PPGI, she and Phil began production of episodes of THE ART OF LIVING -- HOME IMPROVEMENT, INTERIOR DESIGN. Beginning in late 2000, five-minute segments of this program have been broadcast weekly to an audience of over 90 million people in China.

In April 2000, recognizing both the potential of being the only foreigner with a native-language weekly TV show in China and the need to establish a new corporate identity, Alie and Phil established EarthNetMedia as a media company.

Produced in Los Angeles, THE ART OF LIVING -- HOME IMPROVEMENT, INTERIOR DESIGN is intended to be an informative and entertaining show broadcast in Mandarin Chinese that is produced in a "magazine style" format. Similar in nature to a lifestyle magazine, each television episode consists of individual program segments. Each episode presents a celebrity's home, "What's-New" and "How-To" segments. According to Beijing TV, the show is very popular in China, and Alie Chang has become very well known. This media exposure, along with Alie's many published works on architectural and interior design, have given Alie growing international prestige and status.

EarthNetMedia also has an agreement with China Central Television to produce another series for the Chinese television market. Currently in production planning is EMBRACING THE FUTURE - A GATEWAY TO CHINA This television series, in a news magazine format, will provide interviews of top executives of leading international companies in various technology industries, including information, Internet, telecommunication and biotech. Alie Chang will be the host of this program, and her interviews will discuss consumer trends and the impact each company's technology will have on our global economy and society. EarthNetMedia will be primarily responsible for obtaining sponsorship and advertising for the broadcast of the program in China, and will receive forty percent (40%) of the profits from the series.

It is contemplated that the initial revenues which may be realized by the Company will be from sponsors and advertisers relating to the broadcast of the Company's television programming on Chinese television stations. A sponsor (i) either pays EarthNetMedia to have its products and/or services featured in a segment of the Company's television programming, or (ii) pays for a "billboard" to be displayed at the beginning and/or end of a segment (e.g., "This program was sponsored by ----."). An advertiser pays for time to advertise its products or services during one of the commercial advertising breaks during the broadcast of the Company's programming in China.

In addition to producing and arranging for the distribution of its own television programming, the Company also syndicates or distributes to the Chinese television market programming produced by others. For example, the Company arranged for the broadcast of certain programs created by the National Geographic Society on Chinese television during 2001. The Company is currently in discussions with other companies regarding the distribution of their product in the Chinese television market.

With increased exposure in China to the Company's television programs, and the growing reputation of Alie Chang as an interior designer, the Company's long-term business strategy is to perform "contextual selling." Contextual selling is the linking of the Company's lifestyle television programming content with sales of featured lifestyle consumer products. For example, Alie Chang as hostess of one of the Company's television programs might endorse another company's product within a particular episode of that programming. This would also enable the Company through cross-promotions to sell these products in other media or markets, such as retail, direct mail, telemarketing sales and e-commerce. Thus, the Company plans to integrate its television content and achieve synergy through a broader commerce. In the future, the Company anticipates that significant revenues can be obtained from sales of U.S. lifestyle products in China, including the Company's own "Alie" branded merchandise.

CHINA

China's economy is among the world's largest, and over the past 20 years it has expanded at a rate of approximately 8 percent per year. In 2001, China was admitted as a member of the WTO, the international body that sets most trade rules. It is expected that WTO membership will have the effect of further integrating China into the global economy and significantly reducing the barriers to international commerce with China. For example, China agreed that upon its accession to the WTO it would reduce tariffs and non-tariff barriers to trade, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. Additionally, as a condition to its entry into the WTO, China must conform to the TRIPS Agreement. The TRIPS Agreement is the Agreement on Trade-Related Aspects of Intellectual Property Rights, Annex 1C to the World Trade Organization Agreement, and provides for international copyright and patent protection.

After more than forty years of Communist rule, China embarked upon "capitalism with socialist characteristics" as its new economic paradigm. As part of this transformation, China made much of its industry and home ownership available for privatization during the 1990's. Economic reforms in China are producing a growing middle class of consumers with an increasing amount of disposable income. People are able to choose where they wish to live, whether to buy homes, and even which mortgage lenders to use. There is both growth of disposable income and growth of an urban middle class. In particular, young urban families are shifting their consumption to more sophisticated and higher quality products in the retail and services sectors. Chinese department stores now carry competitively priced goods in abundance, and state-owned stores must compete in the marketplace.

Home building and renovation is thriving, as is an interest in international consumerism. The Chinese government began moving home ownership responsibilities from the State to the individual in 1998, in an effort to stimulate the economy. As people began owning their own homes they would have an interest in making improvements to increase the homes' value, moving cash into the economy via flooring, paint, air conditioning, etc., and even hiring interior decorating companies. In addition, for those who could afford more expensive homes, their investment would be funneled into the economy via developers, designers, manufacturers and builders. The state-run China Information

News reported that $65.2 billion was invested last year in housing construction, up 18.6% from 2000.

There is a significant tax advantage to home ownership for those Chinese in the high-income bracket. The cost of a home is allocated over five years in the form of a tax credit, providing a substantial tax shelter. People in this category are still a tiny minority of the total Chinese population, but they are comparable in numbers to the entire population of Canada. It is believed that some people are buying consecutive homes just so they can continue using the five-year tax savings.

In many cases positively predisposed toward "Western" branded products, Chinese consumers increasingly have the means and desire to purchase and consume. Leading international brand names of consumer goods are capturing very significant market share as they displace lower quality local brands. China's consumers are seeking more modern, value-oriented venues to do their shopping. Chain stores and discount stores have been increasing in number. Some U.S. retailers have established strong footholds in China. Wal-Mart Stores, Inc., for example, has successfully opened discount retail establishments in a few southern Chinese provinces. Most retail outlets in large urban centers such as Beijing and Shanghai stock U.S. branded products.

ADVERTISING

As manufacturers vie for the attention of the Chinese consumers, the advertising industry is experiencing a record boom. From a base of zero in 1979, it rose to annual revenues in 1998 of $6.5 billion, making China the world's 7th largest advertising market.

CHINESE GOVERNMENT REGULATION AND FOREIGN CURRENCY TRANSFERS

All television broadcast media in China are government-controlled networks. Both Beijing TV and CCTV, which originally approached EarthNetMedia and requested that the Company supply them with U.S. lifestyle television programming, are government-owned. The Company's television shows deal with lifestyle topics and, as such, are non-political. Their content is in full compliance with published government guidelines. As a result, the Company has not encountered government censorship, interference or control, nor is any anticipated.

Because China will become a WTO member conforming to international trade policies, it is also not anticipated that the Chinese government will unduly restrict the merchandising and selling of commercial lines of lifestyle products. The Company has received early indications that the government is supportive of its endeavors since it will bring the country additional tax revenues.

Although the Company has not yet generated any revenue, it is management's belief that approximately 70% of EarthNetMedia's revenue will derive outside of China from international corporate sponsors and advertisers and will be paid in US dollars. Of the remaining estimated 30%, monies that are obtained within China will be paid in the local currency, the Renminbi (RMB). The Company shall retain a portion of such funds in China to pay for local operations and expenses. China permits foreign companies to maintain foreign currency accounts. EarthNetMedia's profits can be paid out and transferred from its foreign currency account in China to its U.S. bank account upon submitting a tax payment completion certificate to the Company's Chinese bank. Additionally, China has acknowledged that with its accession to the WTO, accelerated flow of international capital will require simplified procedures for foreign-exchange management.

MARKET COMPETITION

Until recently, the Chinese market for television programming and many other products was for all intents and purposes closed to foreigners because of severe restrictions, tariffs and regulations. With the accession of China into the WTO, it is expected that market conditions within China will significantly change, and that opportunities for the distribution of international television programming and other international products will significantly improve. At this time, the Company's anticipated competition will primarily be international, English-language speaking firms. EarthNetMedia uniquely produces and delivers its television broadcast content in both Mandarin Chinese and English. It is believed that the business infrastructure the Company has built in China over the years, and the growing reputation of Alie Chang, will enable EarthNetMedia to build and expand on its current market position.

This business structure provides EarthNetMedia with the means to perform contextual selling, linking of lifestyle television programming content with sales of featured lifestyle consumer products, such as wall coverings, home furnishings and accessories, construction items, etc., permitting advertisers to associate with Alie.

RISKS

EarthNetMedia is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang, who has entered into a six-year employment agreement with the Company commencing January 1, 2001. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of EarthNetMedia and its future "Alie" branded merchandise, as well as serving as a senior executive and primary creative force within the Company.

The Company may not be able to successfully protect its intellectual property rights, upon which it is materially dependent. Imitation of its television programs or future branded merchandise, or the infringement of its intellectual property rights could adversely affect the Company's business plan and the potential for significant future revenue. As a condition to China's entry into the WTO, it has agreed to conform to the TRIPS Agreement.

Although China has made significant progress in this area in recent years, its courts may be slow in enforcing protection rights in the near future.

While many people both inside and outside China expect that its entry into the WTO will have significant benefits for the Chinese economy, it is possible that the many changes which will be required by the multinational agreements inherent in the WTO structure may cause disruption and adverse consequences for certain parts of the Chinese economy. It is not clear how such disruptions and/or adverse consequences might impact on the Company's implementation of its business plan.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company rents space from its principal stockholders in Santa Monica, California, on a month-to-month basis for use as offices and television production facilities. The annual rent payable by the Company is $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. The Company made no significant leasehold improvements to this property during fiscal 2001 or 2000. See Note 9 "Related Party Transactions", in Item 7 of this Form 10-KSB.

The Company also has the use of office facilities in Beijing, China and Starnberg, Germany. These are month-to-month arrangements with third parties to share such facilities, and the Company does not pay any rent for them.


ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company may be involved in litigation relating to claims arising out of its business operations. As of the date of this report, the Company is not engaged in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's $.001 par value Common Stock is quoted on the Over The Counter Bulletin Board, which is administered by the National Association of Securities Dealers' Automated Quotation ("NASDAQ") under the symbol "ENME.OB". Trading in the Company's Common Stock did not commence until January 2002.

As of February 28, 2002, there were 6,081,000 shares of Common Stock outstanding, held by approximately 40 holders of record.

No dividends have been declared or paid by the Company since inception. The declaration of dividends in the future will be at the election of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company; general economic conditions; state law requirements; and other relevant factors.

USE OF PROCEEDS

The Company previously filed a registration statement on Form SB-2, as amended (SEC File No. 333-57514), with respect to the Company's offer for sale of 100,000 Units (the "Offering"); this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 100,000 Units pursuant to the Offering. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). The sales price for each Unit was $1.00.

After the complete Offering was sold, the Warrants immediately became separately transferable from the Common Stock. Each A Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.50 at any time until March 20, 2002. (On March 14, 2002, the Company's Board of Directors extended this date until April 30, 2002.) Each B Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.75 at any time until June 20, 2002. Each C Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $2.00 at any time until September 20, 2002. Each D Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $2.25 at any time until December 20, 2002. If all of the Warrants are ultimately exercised, the Company will realize $7,500,000 in gross proceeds from the exercise of the Warrants, plus $100,000 from the sale of the Units.

The Company and International Financial Consultants ("IFC") are parties to an agreement whereby the Company engaged IFC to market the Company's Common Stock through the exercise of the Company's Warrants. The Company agreed to pay IFC a commission equal to ten percent (10%) of the proceeds realized by the Company from the exercise of the Warrants.

Through December 31, 2001, a total of 15,000 A Warrants were exercised, resulting in $22,500 in gross proceeds to the Company in addition to the $100,000 in gross proceeds realized from the sale of the Units.

The expenses incurred by the Company through December 31, 2001, with respect to the realization of these proceeds, were as follows:

                  Legal fees
                  (75,000 shares of Common
                  Stock at $1.00 per share)           $ 75,000
                  Stock transfer fees                    3,315
                  Accounting                            22,975
                  Commission                             2,250
                  Miscellaneous                         14,122
                                                      ________
                  Total                               $117,662
                                                      ________

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the A Warrants through December 31, 2001, $50,000 was used to repay a portion of the advances made by Phil Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds were available as of December 31, 2001 for the Company's working capital requirements.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company has been a development stage company since its inception in April 2000, and has not generated any operating revenues. Except for the sale of Common Stock and Warrants in December 2001, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Phil Paul (see Item 11 of this Form 10-KSB), and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan and to generate operating revenues.

During FY2000 and FY2001, the Company's primary business activities were focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang. To effect this presence and build the market for its programming, the Company implemented an agreement with Beijing TV in which Beijing TV agreed to broadcast, free of charge, five minute segments of the Company's major episodic television program.

The first segment, which was produced by the Company's predecessor, was broadcast on a test basis on Beijing TV in November 1999. Additional segments began broadcasting regularly (three times a week) starting in November 2000. These segments will be incorporated in the Company's regular half-hour episodes when the latter are produced.

Another aspect of the Company's operations is the distribution in China of television programming owned or produced by third parties. During 2000, the Company arranged for the distribution of certain programming owned by National Geographic, which were broadcast on Chinese television stations during 2001. Because of certain unanticipated changes in the way the advertising time related to this programming was utilized, it is unclear what revenue will be earned by the Company from this distribution activity.

Due to the lack of its own produced programming, other parts of the Company's business plan also could not be implemented. Most notable in this regard is the Company's inability to implement contextual selling. Understandably, manufacturers and distributors of lifestyle products are reluctant to enter into advertising, promotion or product distribution agreements with the Company until they could be certain that they could sell their products into the Chinese market.

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in FY2001. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $ (1,069,231) of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2001. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering (see Item 5 of this Form 10-KSB), and expects to realize additional amounts through the exercise of the outstanding Warrants through the end of FY2002.

The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.


ITEM 7.  FINANCIAL STATEMENTS.

                 JOHN P. SEMMENS CPA, A PROFESSIONAL CORPORATION
        30448 RANCHO VIEJO ROAD, SUITE 130, SAN JUAN CAPISTRANO, CA 92675
                     PH: (949) 443-0641, FAX (949) 443-0642


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
EarthNetMedia, Inc.


We have audited the accompanying balance sheet of EarthNetMedia, Inc. as of December 31, 2001, and the related statements of income, retained deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EarthNetMedia, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 28, 2002


/s/ JOHN P.SEMMENS
______________________
John P Semmens, CPA
San Juan Capistrano, California

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                 TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000







                 JOHN P. SEMMENS CPA, A PROFESSIONAL CORPORATION
                       30448 RANCHO VIEJO ROAD, SUITE 130
                          SAN JUAN CAPISTRANO, CA 92675

                                 (949) 443-0641

                                 MARCH 28, 2002

                              EARTHNETMEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


                                     ASSETS


                                            December 31, 2001
                                            _________________

CURRENT ASSETS

Cash in banks                                         67,255
                                                _____________
     TOTAL CURRENT ASSETS                                            67,255

PROPERTY AND EQUIPMENT
Transportation equipment                              65,000
Office equipment                                       4,751
TV production equipment                              121,807
Accumulated depreciation                             (87,097)
                                                _____________
     TOTAL PROPERTY AND EQUIPMENT, NET                              104,461

OTHER ASSETS
Development costs                                    374,081
Organizational costs, net                             20,000
                                                _____________
                                                                    394,081
                                                                ____________
TOTAL ASSETS                                                    $   565,797
                                                                ============




             See accompanying notes and accountant's audit report.

                              EARTHNETMEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


                         LIABILITIES & EQUITY (DEFICIT)


                                            December 31, 2001
                                            _________________

CURRENT LIABILITIES

Accounts payable                                      39,378
Accrued compensation payable                         470,496
Accrued interest payable                              44,699
Accrued rent payable                                  81,600
Stockholder advances                                  62,633
Officers' note payable-current portion               150,000
                                                _____________
     TOTAL CURRENT LIABILITIES                                      848,806

LONG-TERM LIABILITY
Officers' note payable                               150,000
                                                _____________
     TOTAL LONG-TERM LIABILITIES                                    150,000

                                                                ____________
TOTAL LIABILITIES                                                   998,806
                                                                ____________

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - authorized
50,000,000 shares at $.001 par value:
issued and outstanding 6,012,000 shares                6,012
Additional paid-in capital                           630,210
Deficit accumulated during the
development stage                                 (1,069,231)
                                                _____________
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (433,009)
                                                                ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $   565,797
                                                                ============




             See accompanying notes and accountant's audit report.

                              EARTHNETMEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF INCOME AND EXPENSE

              INCEPTION (APRIL 11, 2000) THROUGH DECEMBER 31, 2001


                                       4/11-                           4/11-
                                     12/31/2000        CY2001        12/31/2001

REVENUES                            $        -       $       -      $         -
                                    ___________________________________________



OPERATING EXPENSES
   Consultants                         250,000           6,799          256,799
   Compensation                                        362,496          362,496
   Costs of stock offering                             117,662          117,662
   Professional fees                     9,934          24,857           34,791
   Other expenses                       40,234         212,550          252,784
   Interest                             15,400          29,299           44,699
                                    ___________________________________________
TOTAL OPERATING EXPENSES               315,568         753,663        1,069,231
                                    ___________________________________________

TAXES ON INCOME                              -               -               -



NET INCOME (LOSS)                   $ (315,568)      $(753,663)     $(1,069,231)
                                    ===========================================


Earnings (loss) per common share    $  (0.0682)      $ (0.1277)
                                    ===========================



             See accompanying notes and accountant's audit report.

                              EARTHNETMEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

              INCEPTION (APRIL 11, 2000) THROUGH DECEMBER 31, 2001


                                                       4/11-
                                                   12/31/2000        CY2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                  $  (315,568)   $  (753,663)
Adjustments:
Depreciation and amortization                           34,080         18,781
Non-cash charges                                                      195,324
Increase in accrued expenses                            15,400        432,595
Increase in accounts payable                                           39,378
                                                   ___________________________
NET CASH USED IN OPERATING ACTIVITIES                 (266,088)       (67,585)
                                                   ___________________________


CASH FLOWS FROM FINANCING ACTIVITIES
Officers note payable                                  300,000         62,633
Issuance of common stock                                 5,897            115
Additional paid-in capital                             189,863        122,385
                                                   ___________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES              495,760        185,133
                                                   ___________________________


CASH FLOWS USED FOR INVESTING ACTIVITIES
Development costs                                     (191,129)       (42,345)
Purchase of property and equipment                     (16,991)        (9,202)
Organizational costs                                   (25,000)             -
                                                   ___________________________
NET CASH USED FOR INVESTING ACTIVITIES                (233,120)       (51,547)
                                                   ___________________________

CASH INCREASE (DECREASE) FOR THE PERIOD                 (3,448)        66,001

CASH,BEGINNING OF YEAR                                   4,702          1,254
                                                   ___________________________
CASH,END OF YEAR                                   $     1,254    $    67,255
                                                   ===========================


             See accompanying notes and accountant's audit report.



                              EARTHNETMEDIA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              INCEPTION (APRIL 11, 2000) THROUGH DECEMBER 31, 2001


                                         Total Shares    Common          Additional   Deficit Accumulated    Total
                                         Issued And      Stock           Paid-In      During Development     Stockholders'
                                         Outstanding     (Par)           Capital      Stage                  Equity (Deficit)

Asset purchase of Pac
Pacific Group International, Inc.
Issued May 25, 2000                      2,002,000       $  2,002        $   22,999                          $  25,001
Issued June 1, 2000                      3,255,000          3,255            (3,255)                                 -

Issuance of shares for services            640,000            640           389,360                            390,000

Additional capital infusion                                                  98,721                             98,721

Net(loss) 12/31/2000                                                                       (315,568)          (315,568)
                                         ______________________________________________________________________________

Balance December 31, 2000                5,897,000       $  5,897        $  507,825     $ (315,568)          $ 198,154

Issuance of shares for cash                115,000            115           122,385                            122,500

Net(loss) 12/31/2001                                                                       (753,663)          (753,663)
                                         ______________________________________________________________________________
Balance December 31, 2001                6,012,000       $  6,012        $  630,210     $(1,069,231)         $(433,009)
                                         ==============================================================================



             See accompanying notes and accountant's audit report.

                              EARTHNETMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  HISTORY AND ORGANIZATION OF THE COMPANY

         EarthNetMedia, Inc. (hereinafter, the "Company") was organized as a Nevada corporation on April 11, 2000, and currently has its principal offices in Santa Monica, California. The Company has been in a development stage since its inception. The Company is currently authorized to issue up to 50,000,000 shares of common stock, $0.001 par value (hereinafter, the "Common Stock"). As of December 31, 2001, 6,012,000 shares of its Common Stock were issued and outstanding, together with warrants to acquire 3,985,000 shares of its Common Stock (hereinafter, the "Warrants"). See Note 8.

         On May 25, 2000, the Company acquired all of the assets and liabilities of Pac Pacific Group International, Inc., a corporation owned by the principal shareholders of the Company (hereinafter, "PPGI"), in exchange for 5,257,000 shares of the Company's Common Stock (see Note 5). Following this acquisition, the Company has continued PPGI's business of producing and distributing television programming for both the Chinese and English media markets. Currently, its principal television programming is directed at the "U.S. life style" or home improvement market in China. The Company's assets consist primarily of (a) its library of English and Chinese television programs, which presently is comprised of approximately eighty half-hour television shows in various stages of completion; and (b) equipment related to the production of such programming.


2.  ACCOUNTING POLICIES AND PROCEDURES

         The financial statements of the Company are prepared using the accrual basis of accounting.

         The costs of the Company's television programming, both that acquired from PPGI and costs incurred to produce programming incurred since that date, have been capitalized as development costs. Such costs will be amortized as the programs are broadcast, in proportion to the total revenue expected to be realized from each program. No revenues have been recognized with respect to such programming since inception, and accordingly no amortization has been recorded.

         During 2001, the Company produced fifty-two five minute segments of its major television program, and these segments were broadcast on Chinese television during the year. This was done to build market awareness for the Company's television programming, and to test the market for such programming. These segments are being integrated into the Company's library of programming, and accordingly the related costs of such segments have not been amortized or expensed.

         Property and equipment are carried at cost. Depreciation is computed using straight-line methods for both financial reporting purposes and income tax purposes. The useful life of property and equipment is five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized in the current period. The cost of maintenance and repairs is charged against income as incurred. Significant renewals and betterments are capitalized.

         The Company incurred organizational costs of $25,000, which are being amortized over sixty months on a straight-line basis commencing January 1, 2001.

         All exchanges of Common Stock issued for services rendered, as more fully described in Note 8, were recorded at the fair value of the services rendered.

         The prior year financial statements reflect certain reclassifications to conform to classifications adopted in the current year.

         The Company has not adopted any policy regarding payment of dividends. No dividends have been paid since the Company's inception, and none are presently planned.

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         In June 2000, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now required to follow the guidance in the AICPA issued SOP 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. The primary changes from the guidance of SFAS No. 53 relate to the accounting for advertising and marketing costs in accordance with SOP 93-7, "Reporting on Advertising Costs," limitations on certain ultimate revenues that companies can use in their individual film forecast method, and more specific guidance related to projects in development. The Company adopted SOP 00-2 during the first quarter of the fiscal year ending December 31, 2001. The impact of such adoption was not material to the financial results of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for certain mergers and acquisitions as pooling of interests, and, effective as of July 1, 2001 all business combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of July 1, 2001. The impact of such adoption was not material to the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on January 1, 2002. The impact of such adoption has not been determined.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2002. The impact of such adoption has not been determined.

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


3.  GOING CONCERN

         The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated $ (1,069,231) of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2001. Without realization of additional capital, or creation of operating revenues, it would be unlikely for the Company to be able to continue as a going concern. It is management's plan to seek additional capital from qualified investors through the exercise of the outstanding Warrants, and to generate revenues through the exploitation of its programming.


4.  NOTES PAYABLE TO OFFICERS/SHAREHOLDERS

         The Company is obligated under several unsecured loan agreements to Phil Paul and Alie Chang, currently its executive officers and principal shareholders.

         During 2001, amounts were advanced to the Company on an unsecured basis, in order to fund the operations of the Company. Such amounts bear interest at eight percent (8%) and are due upon demand. As of December 31, 2001, the Company's obligation under this arrangement was $62,633, plus accrued interest of $5,299.

         There is also an unsecured note payable to Phil Paul and Alie Chang in the amount of $300,000. This note bears interest at 8 % from its inception on May 14, 2000. One half of the principal ($150,000) shall be paid by November 30, 2002 and the remainder by November 30, 2003. Accrued interest shall be paid concurrently with the payment of the last principal amount. As of December 31, 2001, the accrued but unpaid interest was $39,400.

         Under the provisions of this note payable, the Company has the following minimum annual payment obligations:

                                               Year Ended December 31,
                                              _________________________
                                                2002             2003
                                              ________         ________

         Notes payable                        $150,000         $150,000
                                              ========         ========


5.  BUSINESS COMBINATION

         The Company has largely been financed by its two principal shareholders since its inception. Other than the initial Common Stock issuance, cash and asset infusions have been accounted for as additional paid-in capital and notes payable to officers. As described in Note 1, the Company acquired all of the assets and liabilities of PPGI on May 25, 2000. These assets and liabilities are recorded on the books of the Company at PPGI's historical costs. In this exchange, the Company issued 2,002,000 shares of the Company's Common Stock. On June 1, 2000, the Company issued an additional 3,255,000 shares of Common Stock, subject to an agreement in principle with Alie Chang and Phil Paul that these shares would be subject to a contingency based upon future performance by the Company under certain contracts. Additionally, these shares of Common Stock were to be non-voting and non transferable for a period of three years from the date of acquisition of PPGI's assets and operations. Since the date of issuance of these shares, the Company has substantially performed under these contracts to the extent that is possible and feasible, while certain other conditions could not be met due to the actions of third parties. Accordingly the Company considers that any and all contingencies and/or restrictions upon these shares pursuant to this agreement in principle have lapsed and are of no further effect.

6.  CONTRACTUAL AGREEMENTS

         The Company has contractual agreements with its key employees and other entities, as follows:

EMPLOYMENT AGREEMENT - Ms. Alie Chang - President and Chief Executive Officer, commencing January 1, 2001 at the rate of $ 15,000 monthly for a term of six years ending December 31, 2006.

NGT, INC. d/b/a NATIONAL GEOGRAPHIC TELEVISION - The Company is a party to a Memorandum of Understanding covering the distribution of certain National Geographic branded programs for unencrypted terrestrial TV transmission in the People's Republic of China. The Company is to receive 35 % of the net advertising revenue resulting from such distribution. While these programs were broadcast in China during 2001, the Company has been advised that there were no net revenues generated through December 31, 2001.

BEIJING TELEVISION STATION "HOME SWEET HOME" PROGRAM - The Company is party to an agreement to provide to Beijing Television a 3 to 5 minute television programming segment presenting Alie Chang. The Company has produced and delivered these segments for more than a year, on the premise that this will generate awareness of the Company's programming and establish a market for such programming. No revenue is expected to be realized through this agreement.

RELIANCE ASIA DEVELOPMENT LTD AND JAMES R GU - The Company is party to an agreement to finance and produce the program series "Passage To The Future" for distribution in China in cooperation with China Central Television. As of December 31, 2001, the Company had not yet produced a sufficient number of episodes of this program to allow for distribution within China.

BEIJING BETC ADVERTISING LTD - The Company is party to a memorandum of understanding whereby Beijing BETC Advertising would distribute to Chinese television stations a half-hour television programs to be produced by the Company. Beijing BETC Advertising would receive 25% of the Chinese advertising revenues realized from the broadcast of this programming. As of December 31, 2001, the Company had not yet produced a sufficient number of episodes of this program to allow for distribution within China.


7.   INCOME TAXES

         The Company has incurred operating losses since its inception in April 2000. Accordingly, the Company has not had to provide for any income taxes.


8.  STOCKHOLDERS' EQUITY

FORMATION OF THE COMPANY.

         See Note 5 regarding the issuance of Common Stock in connection with the acquisition of the assets and business of PPGI.

ISSUANCE OF COMMON STOCK FOR SERVICES.

         The Company issued shares of its Common Stock to various consultants and professionals for services rendered to the Company during 2000. These shares were valued at the most reliable measurable value of services rendered, as required by SAB 98. Some of these costs were capitalized and will be amortized over the useful lives of the related assets, while other costs have been expensed during the period incurred.

         In June 2000 an outside consultant was granted 250,000 shares, valued at $0.50 per share, or a total of $125,000. In August 2000 another outside consultant was also granted 250,000 shares, valued at $0.50 per share, or a total of $125,000. Such amounts were expensed as incurred. The shares were valued at this amount because management determined that a substantial amount of additional paid in capital would have been required to realize a value of $1.00 per share.

         In December 2000, a total of 140,000 shares of Common Stock were issued, all valued at $1.00 per share. Management estimates that $25,000 of the legal fees were incurred for organizational purposes and the remaining $75,000 was incurred to negotiate and draft contractual agreements relating to the Offering. Editing and graphics services rendered were capitalized to film development costs.

ISSUANCE OF COMMON STOCK FOR CASH.

         In December 2001, the Company sold 100,000 Units (the "Offering"). Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). The sales price for each Unit was $1.00.

         After the complete Offering was sold, the Warrants immediately became separately transferable from the Common Stock. Each A Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.50 at any time up through March 20, 2002. Each B Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.75 at any time through June 20, 2002. Each C Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $2.00 at any time through September 20, 2002. Each D Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $2.25 at any time through December 20, 2002.

         Through December 31, 2001, a total of 15,000 A Warrants were exercised. Additional warrants have been exercised since that date.

9.  RELATED PARTY TRANSACTIONS

         See Note 5 regarding a business combination with a company owned by Phil Paul and Alie Chang, the Company's executive officers and principal stockholders. Also, see Note 4 regarding the Company's notes payable to Mr. Paul and Ms. Chang.

         The Company rents space from its principal stockholders in Santa Monica, California for use as offices and television production facilities. The annual rent payable by the Company is $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made to this property by the Company during fiscal 2001 or 2000. As of December 31, 2001, the Company had an accrued rent obligation of $81,600 with respect to this property.

         The Company has retained the services of Ms. Alie Chang, the Company's President and Chief Executive Officer and a principal stockholder, as host for its television programs and other executive services, for which the Company pays Ms. Chang a salary of $180,000 plus a $750 monthly automobile allowance. All of Ms. Chang's compensation for 2001 remained unpaid as of December 31, 2001.

         The Company retained the services of Mr. Phil Paul, the Company's Chairman of the Board of Directors and a principal stockholder, for which the Company pays Mr. Paul a salary of $180,000 plus a $750 monthly automobile allowance. All of Mr. Paul's compensation for 2001 remained unpaid as of December 31, 2001.


10.   SUBSEQUENT EVENTS

         On March 12, 2002, the Board of Directors of the Company extended the exercise period for the A Warrants from March 20, 2002 until April 30, 2002.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company, as well as their ages and positions, are listed below:

      NAME           AGE        POSITION
      ____           ___        ________

Alie Chang           52     President and Chief Executive Officer, Director
Felizian Paul        57     Chairman of the Board and Treasurer
Thomas P. Carson     55     Executive Vice President and Chief Financial Officer
Angi Ma              26     Corporate Secretary, Director

___________________________________

Ms. Alie Chang co-founded EarthNetMedia in April 2000 and has served as its President and Chief Executive Officer since its inception. In 1995, Ms. Chang co-founded the Company's predecessor, Pac Pacific Group International, Inc., a U.S. exporter of goods to China ("PPGI"), and served as its President and Chief Executive Officer. Ms. Chang is EarthNetMedia's on-air hostess of the Company's major television programming. Ms. Chang has an extensive background in art, and holds a Master of Arts Degree in Environmental Design from the University of California, Los Angeles.

Prior to founding EarthNetMedia and PPGI, Ms. Chang was a leading creative interior architectural and environmental designer. She is internationally acclaimed for her work in interior architectural design, and her works have been published in major architectural books and international magazines. Ms. Chang was featured on China Central Television in June 1999 as one of a group of twenty prominent designers in the world. Her client list included Rod Stewart, Hugh Hefner, Larry Hagman, Merv Adelson, Frank Wells, Gordon Stulberg, and numerous other celebrities and nationally known corporate executives. Ms. Chang is also an artist and has exhibited her original paintings throughout the U.S.

Ms. Chang is involved in every phase of the production of EarthNetMedia's television programming, including its creation, conceptual development, programming, writing, producing, directing and hosting.

___________________________________

Mr. Felizian (Phil) Paul co-founded EarthNetMedia in April 2000 and has served as its Chairman of the Board and Treasurer since its inception. Mr. Paul is married to Ms. Alie Chang. In 1995, Mr. Paul co-founded PPGI with Ms. Chang, and served as its Chairman of the Board and Treasurer. Prior to founding EarthNetMedia and its predecessor company, Mr. Paul was Founder and President of Pac Pacific Construction, Inc., a construction and development company based in Los Angeles. Mr. Paul's company was a constructor of industrial complexes and numerous residential development projects, including a 960-unit condominium complex, the Playboy Mansion West, the Sheraton Miramar renovation and addition in Santa Monica, the Six Flags Magic Mountain Spiliken's Corner, the Panda Pavilion at the Los Angeles Zoo and the Arco Seminar center in Santa Barbara, California.

Mr. Paul has received proclamations from the State of California and from the City of Los Angeles for his contribution to the economy and to the design and building industry. From 1981 to 1990, Mr. Paul served on the Board of Directors of the Building Industry Association of Los Angeles, the Building Industry Association of the State of California, and recently has served on the Board of Directors of the World Research Foundation.

During his career he has established many business relationships within the European, Chinese and U.S. business communities.

___________________________________

Mr. Thomas P. Carson has served as EarthNetMedia's Executive Vice President and Chief Financial Officer since February 2002. Since early 1999, Mr. Carson has been Chief Operating Officer and Chief Financial Officer of Water Talks LLC, a privately held company which markets and sells private label bottled water. From September 1993 to August 1996, Mr. Carson was Executive Vice President and Chief Financial Officer of Spelling Entertainment Group, Inc., a diversified multi-million dollar entertainment company. From late 1985 until September 1993, Mr. Carson was Executive Vice President and Chief Financial Officer of MGM/UA Communications Co., a multi-million dollar entertainment company.

___________________________________

Ms. Angi Ma has served as EarthNetMedia's Corporate Secretary and Creative Director for Television Show Production since its inception in April 2000. Prior to that, Ms. Ma studied at the University of California at Santa Cruz majoring in studio/fine art and biology. Ms. Ma is the daughter of Ms. Chang and Mr. Paul.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Form 3's were required to be filed as of November 30, 2001, the effective date of the Company's registration statement with respect to the Offering. Phil Paul, Alie Chang and Angi Ma filed their Forms 3 on or about March 15, 2002. Marvin Berger, an executive officer, has not yet filed his Form 3 with respect to this event. Thomas P. Carson became an executive officer on February 1, 2002, and filed his Form 3 on or about March 15, 2002. There have been no other reportable events or transactions.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the annual and long-term compensation paid by the Company for services rendered in all capacities during the two years ended December 31, 2001, to the Chief Executive Officer and each of the most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

Name                                                              Long-term
Principal Position              Year      Salary      Other      Compensation
__________________              ____     ________     ______     ____________

Alie Chang                      2001     $180,000     $9,000          --
President and                   2000         --         --
Chief Executive Officer

Felizian Paul                   2001     $180,000     $9,000          --
Chairman of the                 2000         --         --
Board of Directors

Marvin Berger                   2001     $ 69,121       --            --
Executive Vice President        2000     $ 10,000       --            --
and Chief Financial Officer

EMPLOYMENT AGREEMENTS

The Company and Ms. Chang are parties to an Employment Agreement dated as of January 1, 2001, pursuant to which Ms. Chang serves as President and Chief Executive Officer of the Company. The Employment Agreement provides for a six
(6) year term commencing on January 1, 2001 and expiring on December 31, 2006, unless earlier terminated by the Company or Ms. Chang to the extent permitted by the Employment Agreement. The Employment Agreement also provides that the term thereof will be extended for an additional one year, each year, unless thirty
(30) days prior to the end of the then current year (December 31), the Company's Board of Directors notifies Ms. Chang that it does not desire the employment term to extend for an additional one year. The Employment Agreement provides for a base salary of $180,000. The Employment Agreement also provides for various payments to Ms. Chang should the Company terminate Ms. Chang's employment with the Company, other than for Cause (as that term is defined in the Employment Agreement).

STOCK OPTION PLANS

The Company is in the process of developing stock option plans for employees, officers, consultants and directors. Such plans, when fully developed, will be presented to the Board of Directors and the shareholders of the Company for approval.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of EarthNetMedia's common stock (the "Common Stock") as of December 31, 2001 and as adjusted to reflect the exercise of the warrants to acquire shares of Common Stock, outstanding as of December 31, 2001 (the "Warrants"):

- - each person or entity who is known by the Company to beneficially own more than 5% of EarthNetMedia's outstanding Common Stock;

- - the CEO, each of the Named Executive Officers and each of the Company's directors; and

- - all executive officers and directors as a group.

Unless otherwise indicated, the address for each of the named individuals is c/o EarthNetMedia, Inc., 222 Amalfi Drive, Santa Monica, California 90402. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.

Applicable percentage ownership in the table is based on 6,081,000 shares of Common Stock outstanding as of February 28, 2002 and 9,997,000 shares which will be outstanding immediately following the exercise of all of the Warrants. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the extent that any shares are issued upon exercise of options, Warrants or other rights to acquire EarthNetMedia's capital stock that are presently outstanding or granted in the future or reserved for future issuance under EarthNetMedia's stock plans, there will be further dilution.

                            SHARES BENEFICIALLY OWNED

                                                          AFTER
                                                       ALL WARRANTS
                                                        EXERCISED
THE CEO, NAMED EXECUTIVE
OFFICERS AND DIRECTORS:       NUMBER       PERCENT       PERCENT
                              ______       _______     ____________

Alie Chang                   2,631,000      43.3%        26.32%
Felizian  Paul               2,626,000      43.2%        26.27%
All Management               5,257,000      86.5%        52.59%
Angi Ma                         25,000       0.4%         0.25%

The Company, Alie Chang and Phil Paul were parties to an agreement in principle that 3,255,000 shares of Common Stock issued by the Company in connection with the acquisition of the assets and operations of PPGI would be subject to a contingency based upon future performance by the Company under certain contracts. Additionally, these shares of Common Stock were to be non-voting and non transferable for a period of three years from the date of acquisition of PPGI's assets and operations. Since the date of issuance of these shares, the Company has substantially performed under these contracts to the extent that is possible and feasible, while certain other conditions could not be met due to the actions of third parties. Accordingly the Company considers that any and all contingencies and/or restrictions upon these shares pursuant to this agreement in principle have lapsed and are of no further effect.

The Company, Alie Chang and Phil Paul are parties to a Lock-Up Agreement dated as of August 10, 2001, pursuant to which (a) Alie Chang and Phil Paul will not transfer any of their Common Stock until after March 20, 2002; and (b) after March 20, 2002, Alie Chang and Phil Paul will not transfer more than 250,000 shares of Common Stock, nor offer for sale any of the Company's Common Stock which they hold until after December 20, 2003.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2001, amounts were advanced to the Company by Alie Chang and Phil Paul on an unsecured basis, in order to fund the operations of the Company. Such amounts bear interest at eight percent (8%) and are due upon demand. As of December 31, 2001, the Company's obligation under this arrangement was $62,633, plus accrued interest of $5,299.

The Company is obligated for $300,000 under an unsecured loan agreement with Alie Chang and Phil Paul. The note bears interest at 8% from inception, May 14, 2000. One half of the principal ($150,000) shall be paid by the Company on November 30, 2002, and the remaining principal shall be due and payable twelve months thereafter. Accrued interest on this obligation ($39,400 as of December 31, 2001) shall be paid concurrently with the payment of the last principal amount.

The Company rents space from its principal stockholders in Santa Monica, California, on a month-to-month basis for use as offices and television production facilities. The annual rent payable by the Company is $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made to this property by the Company during fiscal 2001 or 2000. As of December 31, 2001, the Company had an accrued rent obligation of $81,600.

The Company has retained the services of Ms. Alie Chang, the Company's President and Chief Executive Officer and a principal stockholder, as executive officer and host for its television programs, for which the Company pays Ms. Chang a salary of $180,000 plus a $750 monthly automobile allowance. All of Ms. Chang's compensation for 2001 remained unpaid as of December 31, 2001.

The Company retained the services of Mr. Phil Paul, the Company's Chairman of the Board of Directors and a principal stockholder, for which the Company pays Mr. Paul a salary of $180,000 plus a $750 monthly automobile allowance. All of Mr. Paul's compensation for 2001 remained unpaid as of December 31, 2001.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

There were no reports on Form 8-K during the quarter ended December 31, 2001.

EXHIBITS LIST

The following is a list of exhibits, which are incorporated by reference or filed herewith:

2. PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION, OR SUCCESSION - Not Applicable

3.       ARTICLES OF INCORPORATION

3.1(2)   Certificate of Incorporation of the Registrant

3.2(2)   Amendment Increasing Authorized Shares of the Registrant

3.3(2)   Amendment Changing Name to EarthNetMedia, Inc.

3.4(2)   By-Laws of the Registrant

3.5(2)   Stock Purchase Agreement

3.6(2)   Rescission of Stock Purchase Agreement

3.7(3)   Agreement to purchase assets of Pac Pacific International Group, Inc.

4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS INCLUDING
         INDENTURES

4.1(1)   Specimen form of certificate for Common Stock

4.2(4)   Specimen form of Warrant A certificate

4.3(4)   Specimen form of Warrant B certificate

4.4(4)   Specimen form of Warrant C certificate

4.5(4)   Specimen form of Warrant D certificate

9.       VOTING TRUST AGREEMENT
         Not Applicable

10.      MATERIAL CONTRACTS

10.1(2)  National Geographic Program Syndication Agreement

10.2(2)  Beijing TV Program Broadcast Agreement and Renewal

10.3(2)  BETC Business Agreement

10.4(2)  CCTV Broadcast Agreement

10.5(2)  Alie Chang Employment Agreement

10.6     Lock-Up Agreement

10.7     Final Agreement

11.      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

18.      LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - Not applicable

20.      OTHER DOCUMENTS OR STATEMENTS TO SECURITY HOLDERS

20.1(7)  Letter Sent to Holders of the Company's  A Warrants

21.      SUBSIDIARIES OF THE REGISTRANT - Not Applicable

22.      PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE
         N/A

23.      CONSENT OF EXPERTS AND COUNSEL

23.1(5)  Consent of John P. Semmens, independent certified public accountant

23.2(6)  Consent of John P. Semmens, independent certified public accountant

24.  POWER OF ATTORNEY

27.      FINANCIAL DATA SCHEDULE

99.      ADDITIONAL EXHIBITS

99.1(2)  Letter from Department of Commerce

99.2(2)  Letter from National Association of Homebuilders

99.3(2)  Letter from Beijing TV About Art of Living

99.4(2)  Letter from CCTV designating Alie Chang outstanding interior architect

99.5(2)  Picture of Alie Chang for the Promotion of Art of Living

99.6(3) Extracts from U.S. Foreign Commercial Service - China, American Embassy Beijing, 1999 publication "Contact China" under the auspices of the U.S. Department of Commerce's International Trade Administration

(1) As previously filed on Form SB-2 on March 23, 2001.
(2) As previously filed on Form SB-2/A Amendment No. 1 on June 29, 2001.
(3) As previously filed on Form SB-2/A Amendment No. 2 on August 10, 2001.
(4) As previously filed on Form SB-2/A Amendment No. 4 on September 13, 2001.
(5) As previously filed on Form SB-2/A Amendment No. 6 on November 8, 2001.
(6) As previously filed on Form SB-2/A Amendment No. 7 on November 21, 2001.
(7) As previously filed on Form 8-K on March 14, 2002.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthNetMedia, Inc.

By:      /s/  FELIZIAN PAUL
         _____________________
         Felizian Paul
         Chairman of the Board
         March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                Title                            Date
================================================================================


/s/   FELIZIAN PAUL             Chairman of the Board             March 28, 2002
______________________          of Directors
      Felizian Paul


/s/   ALIE CHANG                President and Chief Executive     March 28, 2002
______________________          Officer and Director
      Alie Chang


/s/   ANGI MA                   Secretary and Director            March 28, 2002
______________________
      Angi Ma


/s/   THOMAS P. CARSON          Chief Financial Officer,          March 28, 2002
______________________          Executive Vice President
      Thomas P. Carson          (Principal Financial Officer and Principal
                                Accounting Officer)