Form 10QSB
period 2002-03-31
EARTHNETMEDIA INC
filed 2002-05-15
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of April 30, 2002, approximately 6,187,800 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS







                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
















                                 John P. Semmens CPA, A Professional Corporation
                                              30448 Rancho Viejo Road, Suite 130
                                           San Juan Capistrano, California 92675
                                                                  (949) 496-8800

                                                                    MAY 13, 2002

                 JOHN P. SEMMENS CPA, A PROFESSIONAL CORPORATION
    30448 Rancho Viejo Road, Suite 130, San Juan Capistrano, California 92675
                     Tel: (949) 496-8800 Fax: (949) 443-0642

                                                                    MAY 13, 2002


Board of Directors and Stockholders
EARTHNETMEDIA, INC.




We have reviewed the accompanying balance sheet of EarthNetMedia, Inc. as of March 31, 2002, and the related statements of income and expenses and cash flows for the three months then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that causes substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Respectfully submitted,

/s/ JOHN P. SEMMENS
___________________
John P. Semmens CPA

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2002


                                     ASSETS


CURRENT ASSETS

Cash in banks                                          40,137
                                                     ________
      TOTAL CURRENT ASSETS                                               40,137


PROPERTY AND EQUIPMENT
Transportation equipment                               65,000
Office equipment                                        5,348
TV production equipment                               138,113
Accumulated depreciation                              (96,961)
                                                     ________
      TOTAL PROPERTY AND EQUIPMENT, NET                                 111,500

OTHER ASSETS
Development costs                                     425,865
Prepaid expenses                                       19,548
Organizational costs, net                              18,750
                                                     ________
                                                                        464,163

                                                                      _________
TOTAL ASSETS                                                          $ 615,800
                                                                      =========



             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2002


                              LIABILITIES & EQUITY


CURRENT LIABILITIES

Accounts payable                                       24,103
Accrued compensation payable                          578,032
Accrued interest payable                               51,453
Accrued rent payable                                  102,000
Stockholder advances                                    7,079
Officers note payable - current portion               150,000
                                                   ___________

      TOTAL CURRENT LIABILITIES                                         912,667

LONG-TERM LIABILITY
Officers note payable                                 150,000
                                                   ___________
      TOTAL LONG-TERM LIABILITIES                                       150,000

                                                                      __________
TOTAL LIABILITIES                                                     1,062,667
                                                                      __________

STOCKHOLDERS' EQUITY
Common stock - authorized
50,000,000 shares at $.001 par value;
issued and outstanding 6,129,200 shares                 6,129
Additional paid-in capital                            810,393
Deficit accumulated during the
development stage                                  (1,263,389)
                                                   ___________
TOTAL STOCKHOLDERS' EQUITY                                             (446,867)
                                                                      __________

                                                                      __________
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 615,800
                                                                      ==========


             See accompanying notes and accountant's review report.



                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF INCOME AND EXPENSE
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                      AND INCEPTION THROUGH MARCH 31, 2002


                                                                                            4/11/00-
                                                      3/31/01             3/31/02           3/31/02

REVENUES                                             $        -          $        -       $         -
                                                     ________________________________________________

OPERATING EXPENSES
     Consultants                                              -                   -           256,799
     Compensation                                        66,161              95,436           457,932
     Cost of stock offering                                   -              18,030           135,692
     Professional fees                                    4,619              12,434            47,225
     Other expenses                                      49,349              61,504           314,288
     Interest                                             6,000               6,754            51,453
                                                     ________________________________________________
TOTAL OPERATING EXPENSES                                126,129             194,158         1,263,389
                                                     ________________________________________________

TAXES ON INCOME                                               -                   -                 -


NET INCOME (LOSS)                                    $ (126,129)         $ (194,158)      $(1,263,389)
                                                     ================================================


Earnings (loss) per common share                     $ (0.0214)          $ (0.0320)
                                                     ==============================



             See accompanying notes and accountant's review report.


                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                      AND INCEPTION THROUGH MARCH 31, 2002


                                                                                                4/11/00-
                                                           3/31/01            3/31/02           3/31/02

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                         $ (126,129)       $ (194,158)       $(1,263,389)
Adjustments
Depreciation and amortization                                 10,423             4,738             57,599
Increase in deposits                                               -           (19,548)           (19,548)
Increase in accrued expenses                                  75,000           110,961            558,957
Increase (decrease) in accounts payable                        8,616           (15,274)            24,103
Non-cash charges                                                   -                 -            195,324
                                                          _______________________________________________
NET CASH USED BY OPERATING ACTIVITIES                        (32,090)         (113,281)          (446,954)
                                                          _______________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in officers note payable                  47,839           (55,554)           307,079
Issuance of common stock                                           -               117              6,129
Additional paid-in capital                                         -           180,183            492,431
                                                          _______________________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES                     47,839           124,746            805,639
                                                          _______________________________________________

CASH FLOWS USED FOR INVESTING ACTIVITIES
Development costs                                            (10,362)          (21,680)          (255,154)
Purchase of property and equipment                            (6,000)          (16,903)           (43,096)
Organizational costs                                               -                 -            (25,000)
                                                          _______________________________________________
NET CASH USED FOR INVESTING ACTIVITIES                       (16,362)          (38,583)          (323,250)
                                                          _______________________________________________


CASH (DECREASE) FOR THE PERIOD                                  (613)          (27,118)            35,435

CASH, BEGINNING OF PERIOD                                      4,109            67,255              4,702

                                                          _______________________________________________
CASH, END OF PERIOD                                       $    3,496        $   40,137        $    40,137
                                                          ===============================================


             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

         The financial statements of EarthNetMedia, Inc., a Nevada Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Such interim financial statements do not include all of the information and disclosure required by generally accepted accounting principles for year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the year ended December 31, 2001, as included in the Company's 2001 Annual Report on Form 10-KSB (the "Annual Report") filed with the Securities and Exchange Commission. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

         In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2002, respectively, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the entire fiscal year.


2. GOING CONCERN

         The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated $ (1,263,389) of operating losses during its development stage of operations from its inception on April 11, 2000 through March 31, 2002. Without realization of additional capital, or the generation of operating revenues, it would be unlikely for the Company to be able to continue as a going concern. It is management's plan to seek additional capital from qualified investors through the exercise of the outstanding Warrants, and to generate revenues through the exploitation of its programming.

3.  STOCKHOLDERS' EQUITY

         In December 2001, the Company sold 100,000 Units (the "Offering"). Each Unit consisted of one share of the Company's $0.001 par value common stock (the "Common Stock"), coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). The sales price for each Unit was $1.00.

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

         On March 12, 2002, the Board of Directors of the Company extended the exercise period for the A Warrants from March 20, 2002 until April 30, 2002. Through March 31, 2002, a total of 123,200 A Warrants and 3,000 each of the B Warrants, C Warrants and D Warrants have been exercised.


4.  SUBSEQUENT EVENTS

         From April 1, 2002 through April 30, 2002, a total of 58,600 A Warrants were exercised, resulting in $87,900 in proceeds to the Company. The remaining 818,200 A Warrants expired unexercised.

         On May 6, 2002, the Board of Directors of the Company reduced the exercise price of the B Warrants and the C Warrants to $1.25 per share for all shares of Common Stock purchased through exercise of these warrants prior to 3:30 PM Pacific Time on June 20, 2002. The Board of Directors also reduced the exercise price of the C Warrants to $1.50 per share for all shares of Common Stock purchased after June 20, 2002 but prior to 3:30 PM Pacific Time on August 2, 2002. After that date, the exercise price of the C Warrants will revert to their original exercise price of $2.00 per share. All other terms and conditions of the B Warrants and the C Warrants remain unchanged.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

CORPORATE OVERVIEW

         EarthNetMedia, Inc., a Nevada corporation (the "Company"), has been a development stage company since its inception in April 2000, and has not generated any operating revenues. Except for the sale of shares of its $0.001 par value common stock (the "Common Stock") in December 2001 (the "Offering"), and the sales of Common Stock through the exercise of Warrants since that date, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul, and (b) the deferral of compensation and other amounts due to these individuals from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan and to generate operating revenues.

         The Company's primary business activities have been focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang. To effect this presence and build the market for its programming, the Company entered into an agreement with Beijing TV in which Beijing TV agreed to broadcast, free of charge, five minute segments of the Company's major episodic television program.

         The first segment, which was produced by the Company's predecessor, was broadcast on a test basis on Beijing TV in November 1999. Additional segments began broadcasting regularly (three times a week) starting in November 2000 through fiscal year 2001. These segments will be incorporated in the Company's regular half-hour episodes when the latter are produced.

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

         Due to the lack of its own produced programming, the Company has also not been able to implement other parts of its business plan. Most notable in this regard is the Company's inability to implement contextual selling. Manufacturers and distributors of lifestyle products are reluctant to enter into advertising, promotion or product distribution agreements with the Company until they could be certain that they could sell their products into the Chinese market.

LIQUIDITY AND CAPITAL RESOURCES

         Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $(1,263,389) of operating losses during its development stage from April 11, 2000 through March 31, 2002. The Company has realized certain amounts of capital through the Offering and the exercise of the Warrants, and expects to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of fiscal year 2002. However, the Company believes that it needs approximately $1.5-2.0 million in additional capital in order to implement the basic core of its business plan. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

         The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

EXTENSION OF EXERCISE PERIOD FOR A WARRANTS

         On March 12, 2002, the Board of Directors of the Company extended the exercise period for its outstanding A Warrants from March 20, 2002 until April 30, 2002.

USE OF PROCEEDS

         The Company filed a registration statement on Form SB-2, as amended, with respect to the Offering; this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 100,000 Units pursuant to the Offering at a price of $1.00 per Unit. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants").

         After the complete Offering was sold, the Warrants immediately became separately transferable from the Common Stock. Each A Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.50 at any time until March 20, 2002 (subsequently extended to April 30,
2002). Each B Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.75 at any time until June 20, 2002. Each C Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $2.00 at any time until September 20, 2002. Each D Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $2.25 at any time until December 20, 2002.

         The Company and International Financial Consultants ("IFC") are parties to an agreement whereby the Company engaged IFC to market the Company's Common Stock through the exercise of the Company's Warrants. The Company agreed to pay IFC a commission equal to ten percent (10%) of the proceeds realized by the Company from the exercise of the Warrants.

         Through March 31, 2002, a total of 123,200 A Warrants and 3,000 each of the B Warrants, C Warrants and D Warrants have been exercised, resulting in $202,800 in gross proceeds to the Company in addition to the $100,000 in gross proceeds realized from the sale of the Units.

         The expenses incurred by the Company through March 31, 2002, with respect to the realization of these proceeds were as follows:

               Legal fees (paid by issuance of
                 75,000 shares of Common Stock
                 at $1.00 per share)                      $ 75,000
               Stock transfer fees                           3,315
               Accounting                                   22,975
               Commissions                                  20,280
               Miscellaneous                                14,122
                                                          ________
               Total                                      $135,692
                                                          ________

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the A Warrants through March 31, 2002, approximately $108,000 was used to repay a portion of the advances made by Phil Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds have been utilized for the Company's working capital requirements.

REDUCTION IN EXERCISE PRICE OF B WARRANTS AND C WARRANTS

         On May 6, 2002, the Board of Directors of the Company reduced the exercise price of the B Warrants and the C Warrants to $1.25 per share for all shares of Common Stock purchased through exercise of these warrants prior to 3:30 PM Pacific Time on June 20, 2002. The Board of Directors also reduced the exercise price of the C Warrants to $1.50 per share for all shares of Common Stock purchased through exercise of the C Warrants after June 20, 2002 but prior to 3:30 PM on August 2, 2002. After that date, the exercise price of the C Warrants will revert to their original exercise price of $2.00 per share. All other terms and conditions of the B Warrants and the C Warrants remain unchanged. If all of the Warrants outstanding on May 1, 2002 are ultimately exercised, the Company will realize an additional $4,735,750 to $5,483,500 in gross proceeds, depending on when the B and C Warrants are exercised.


ITEM 5.  OTHER INFORMATION.

         On April 16, 2002, the Company retained the services of Ladenburg, Thalmann & Co. Inc. to act as financial advisor to the Company. Ladenburg Thalmann is a full service financial institution serving corporate, institutional and individual clients. The Company may also request Ladenburg Thalmann to perform investment banking services in connection with future corporate transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

10.8  Ladenburg Thalmann Agreement

(b)  FORM 8-K

         On March 14, 2002, the Company filed a Form 8-K with respect to the extension of the expiration date for its outstanding A Warrants from March 20, 2002 until April 30, 2002.


SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 2002                      EARTHNETMEDIA, INC.
                                        (Registrant)

                                         By: /s/ ALIE CHANG
                                            _________________
                                            Alie Chang
                                            President and CEO