Form 10QSB
period 2002-06-30
EARTHNETMEDIA INC
filed 2002-08-14
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

AS OF JULY 31, 2002, APPROXIMATELY 6,209,800 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS







                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
















                                 John P. Semmens CPA, A Professional Corporation
                                              30448 Rancho Viejo Road, Suite 130
                                           San Juan Capistrano, California 92675
                                                                  (949) 496-8800

                                                                 August 13, 2002

                 JOHN P. SEMMENS CPA, A PROFESSIONAL CORPORATION
    30448 Rancho Viejo Road, Suite 130, San Juan Capistrano, California 92675
                     Tel: (949) 496-8800 Fax: (949) 443-0642

                                                                 August 13, 2002


Board of Directors and Stockholders
EARTHNETMEDIA, INC.

We have reviewed the accompanying balance sheet of EarthNetMedia, Inc. as of June 30, 2002, and the related statements of income and expenses and cash flows for the three and six months then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

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


Respectfully submitted,

/s/ JOHN P. SEMMENS
___________________
John P. Semmens CPA

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 June 30, 2002

                                     ASSETS

CURRENT ASSETS

Cash in banks                                          6,030
                                                   __________
      TOTAL CURRENT ASSETS                                               6,030

PROPERTY AND EQUIPMENT
Transportation equipment                              65,000
Office equipment                                       8,518
TV production equipment                              144,142
Accumulated depreciation                            (107,552)
                                                   __________
      TOTAL PROPERTY AND EQUIPMENT, NET                                110,108

OTHER ASSETS
Development costs                                    472,182
Prepaid expenses                                      68,799
Organizational costs, net                             17,500
                                                   __________
                                                                        558,481
                                                                      __________
TOTAL ASSETS                                                          $ 674,619
                                                                      ==========


             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 June 30, 2002

                         LIABILITIES & EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                      63,511
Accrued compensation payable                         601,847
Other accrued expenses                               267,610
Note payable                                          37,500
Loans from stockholders                              350,710
                                                   __________
TOTAL LIABILITIES                                                    1,321,178
                                                                     __________
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - authorized
50,000,000 shares at $.001 par value;
issued and outstanding 6,209,800 shares                6,210
Additional paid-in capital                           925,712
Deficit accumulated during the
development stage                                 (1,578,481)
                                                   __________
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (646,559)
                                                                     __________
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $ 674,619
                                                                     ==========

             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF INCOME AND EXPENSE
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2002


                                              6/30/01             6/30/02

REVENUES                                     $         -         $          -
                                            _________________________________

OPERATING EXPENSES
     Consultants                                       -               18,750
     Compensation                                115,501              126,254
     Cost of stock offering                            -               16,687
     Professional fees                             5,386               32,765
     Other expenses                                7,775              113,279
     Interest                                      6,000                7,357
                                            _________________________________
TOTAL OPERATING EXPENSES                         134,662              315,092
                                            _________________________________

TAXES ON INCOME                                        -                    -

NET INCOME (LOSS)                            $  (134,662)        $   (315,092)
                                            =================================


Earnings (loss) per common share             $   (0.0228)        $    (0.0518)
                                            =================================


             See accompanying notes and accountant's review report.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF INCOME AND EXPENSE
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                       AND INCEPTION THROUGH JUNE 30, 2002

                                                                                             4/11/00-
                                                      6/30/01             6/30/02            6/30/02

REVENUES                                            $         -         $          -      $          -
                                                   ____________________________________________________

OPERATING EXPENSES
     Consultants                                              -               18,750           275,549
     Compensation                                       227,928              221,690           584,186
     Cost of stock offering                                   -               34,717           152,379
     Professional fees                                   10,005               45,199            79,990
     Other expenses                                      18,549              174,783           427,567
     Interest                                            12,000               14,111            58,810

                                                   ____________________________________________________
TOTAL OPERATING EXPENSES                                268,482              509,250         1,578,481
                                                   ____________________________________________________

TAXES ON INCOME                                               -                    -                 -


NET INCOME (LOSS)                                   $  (268,482)        $   (509,250)     $ (1,578,481)
                                                   ====================================================

Earnings (loss) per common share                    $   (0.0455)        $   (0.08334)
                                                   ==================================


             See accompanying notes and accountant's review report.


                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                       AND INCEPTION THROUGH JUNE 30, 2002
                                                                                                       4/11/00-
                                                               6/30/01               6/30/02           6/30/02

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                           $   (268,482)        $   (509,250)     $ (1,578,481)
 Adjustments
 Depreciation and amortization                                      9,096                9,663            62,524
 Increase in prepaid expenses and deposits                              -              (68,799)          (68,799)
 Increase in accrued expenses                                     174,528              225,206           673,202
 Increase in accounts payable                                      15,369               24,134            63,511
 Non-cash charges                                                       -                    -           195,324
 NET CASH USED                                              _____________________________________________________
          BY OPERATING ACTIVITIES                                 (69,489)            (319,046)         (652,719)
                                                            _____________________________________________________

 CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in stockholder loans                         107,625              (11,923)          350,710
 Issuance of note payable                                               -               37,500            37,500
 Issuance of common stock                                               -                  198             6,210
 Additional paid-in capital                                             -              295,502           607,750
 NET CASH PROVIDED                                          _____________________________________________________
          BY FINANCING ACTIVITIES                                 107,625              321,277         1,002,170
                                                            _____________________________________________________

 CASH FLOWS USED FOR INVESTING ACTIVITIES
 Development costs                                                (26,824)             (37,354)         (270,828)
 Purchase of property and equipment                                (9,070)             (26,102)          (52,295)
 Organizational costs                                                   -                    -           (25,000)
 NET CASH USED                                              _____________________________________________________
          FOR INVESTING ACTIVITIES                                (35,894)             (63,456)         (348,123)
                                                            _____________________________________________________

 CASH INCREASE (DECREASE) FOR THE PERIOD                            2,242              (61,225)            1,328

 CASH, BEGINNING OF PERIOD                                          1,254               67,255             4,702
                                                            _____________________________________________________
 CASH, END OF PERIOD                                         $      3,496         $      6,030      $      6,030
                                                            =====================================================

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

         In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of June 30, 2002, and the results of its operations and cash flows for the three and six month periods ended June 30, 2001 and 2002, respectively, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the entire fiscal year.


2. GOING CONCERN

         The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated $(1,578,481) of operating losses during its development stage of operations from its inception on April 11, 2000 through June 30, 2002. Without realization of additional capital, or the generation of operating revenues, it would be unlikely for the Company to be able to continue as a going concern. It is management's plan to seek additional capital from qualified investors through the exercise of the outstanding Warrants, and to generate revenues through the exploitation of its programming.


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

         On March 12, 2002, the Board of Directors of the Company extended the exercise period for the A Warrants from March 20, 2002 until April 30, 2002. On May 6, 2002, the Board of Directors agreed to reduce the exercise price of the then outstanding B Warrants and the then outstanding C Warrants to $1.25 per share for all shares of Common Stock purchased through exercise of these warrants on or before June 20, 2002. The Board of Directors also agreed to reduce the exercise price of the C Warrants outstanding on June 21, 2002 to $1.50 per share for all shares of Common Stock purchased after June 20, 2002 but on or before August 2, 2002. After the latter date, the exercise price of the remaining C Warrants will revert to the original price of $2.00 per share. All other terms and conditions of the B Warrants and the C Warrants remained unchanged.

         Through June 30, 2002, a total of 181,800 A Warrants, 24,000 B Warrants, 4,000 C Warrants and 3,000 D Warrants have been exercised. There remain outstanding 996,000 C Warrants and 997,000 D Warrants.


4.  NOTES PAYABLE AND SECURITY AGREEMENT

         On April 11, 2002, the Company borrowed $37,500 under a note payable which bears interest at eight percent (8%). The principal of the note is to be repaid out of ten percent (10%) of proceeds realized by the Company after that date from the exercise of its outstanding warrants.

         The Company has been obligated under several unsecured loan agreements to Phil Paul and Alie Chang, currently its executive officers and principal stockholders. During 2001 and 2002, amounts were advanced by them to the Company on an unsecured basis, in order to help fund the operations of the Company. Such amounts bore interest at eight percent (8%) and were due upon demand. There has also been an unsecured note payable to Mr. Paul and Ms. Chang in the amount of $300,000, which also bore interest at eight percent (8%) from its inception in May 2000. One half of the principal ($150,000) was payable by November 30, 2002 and the remainder by November 30, 2003, together with all accrued interest.

         On July 1, 2002, the terms of these obligations were consolidated into a single amended and restated note, secured by all of the assets of the Company. Amounts outstanding under the note bear interest at eight percent (8%); they are payable on demand, but in no event later than December 31, 2005.

         Concurrently with the execution of the amended note, the Company also entered into a security agreement as of that date with Mr. Paul and Ms. Chang, whereby all of the Company's obligations to them, including not only its obligations under the note but also unpaid compensation and rent, are secured by all of the assets of the Company.


5.  LITIGATION

            On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleges claims of breach of written contract, common contracts, fraud and declaratory relief. Mr. Berger also filed an Application for a Right to Attach Order. On June 25, 2002, the Court granted Mr. Berger's request for a writ of attachment conditional on Mr. Berger's procuring a bond for $97,055.38. To date Mr. Berger has not enforced the attachment, and there have been no other developments in the case. The Company denies the material allegations of the complaint and intends to defend itself vigorously against plaintiff's claims.


6.  RESTATEMENT OF EARNINGS

            The Company has determined that during the year ended December 31, 2001, there were certain errors in the timing of the accrual of certain expenses and the capitalization of production costs among the various calendar quarters of that fiscal year. There was no effect on the income statement for the entire year. These adjustments may be summarized as follows:



                        1st Quarter   2nd Quarter    3rd Quarter   4th Quarter      FY 2001

Loss as reported        $(126,129)     $(126,736)     $(126,006)    $(374,792)     $(753,633)
Compensation
  Adjustment              (46,266)       (46,501)       (46,501)      139,268           -
Production
  Costs Capitalized        38,575         38,575         38,575      (115,725)          -
                        _____________________________________________________________________

Loss as adjusted        $(133,820)     $(134,662)     $(133,932)    $(351,249)     $(753,633)
                        _____________________________________________________________________



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

LITIGATION

            On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleges claims of breach of written contract, common contracts, fraud and declaratory relief. Mr. Berger also filed an Application for a Right to Attach Order. On June 25, 2002, the Court granted Mr. Berger's request for a writ of attachment conditional on Mr. Berger's procuring a bond for $97,055.38. To date Mr. Berger has not enforced the attachment, and there have been no other developments in the case. The Company denies the material allegations of the complaint and intends to defend itself vigorously against plaintiff's claims.

LIQUIDITY AND CAPITAL RESOURCES

         On April 11, 2002, the Company borrowed $37,500 under a note payable which bears interest at eight percent (8%). The principal of the note is to be repaid out of ten percent (10%) of the proceeds realized by the Company after that date from the exercise of outstanding warrants.

         Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $(1,578,481) of operating losses during its development stage from April 11, 2000 through June 30, 2002. The Company has realized certain amounts of capital through the Offering and the exercise of the Warrants, and expects to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of fiscal year 2002. However, the Company believes that it needs approximately $1.5-2.0 million in additional capital in order to implement the basic core of its business plan. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

         The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

         Since its inception in April 2000, the Company has been obligated under several unsecured loan agreements to Phil Paul and Alie Chang, currently its executive officers and principal stockholders. During 2001 and 2002, various amounts were advanced by them to the Company on an unsecured basis in order to fund the operations of the Company. Such amounts bore interest at eight percent (8%) and were due upon demand. There has also been an unsecured note payable to Mr. Paul and Ms. Chang in the amount of $300,000, which bore interest at eight percent (8%). One half of the principal ($150,000) was payable by November 30, 2002 and the remainder by November 30, 2003, together with accrued interest.

         In addition to the foregoing, the Company is also obligated to Mr. Paul and Ms. Chang for unpaid compensation ($567,000 as of June 30, 2002) and unpaid rent ($108,800 as of June 30, 2002).

         In June 2002, the Company requested additional funding from Mr. Paul and Ms. Chang. They advised the Company that in order for them to continue to provide funding to the Company, the existing $300,000 note had to be amended to include all other cash advances made by them, and that the note and all other obligations owed to them by the Company had to be secured by the all of assets of the Company. Accordingly, as of July 1, 2002, the Company entered into an amended and restated note, secured by all of the assets of the Company, encompassing obligations owed under the original note plus all other cash advances made by Mr. Paul and Ms. Chang. Amounts outstanding under this amended and restated note bear interest at eight percent (8%); they are payable on demand, but in no event later than December 31, 2005. The Company also entered into a security agreement as of that date with Mr. Paul and Ms. Chang, whereby all of the Company's obligations to them, including not only obligations under the note but also unpaid compensation and rent, are secured by all of the assets of the Company.



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES


USE OF PROCEEDS; REDUCTION IN EXERCISE PRICE OF B WARRANTS AND C WARRANTS


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

         On May 6, 2002, the Board of Directors of the Company reduced the exercise price of the B Warrants and the C Warrants to $1.25 per share for all shares of Common Stock purchased through exercise of these warrants prior to 3:30 PM Pacific Time on June 20, 2002. The Board of Directors also reduced the exercise price of the C Warrants to $1.50 per share for all shares of Common Stock purchased through exercise of the C Warrants after June 20, 2002 but prior to 3:30 PM on August 2, 2002. After the latter date, the exercise price of the C Warrants will revert to their original exercise price of $2.00 per share. All other terms and conditions of the B Warrants and the C Warrants remained unchanged.

         The Company and International Financial Consultants ("IFC") are parties to an agreement whereby the Company engaged IFC with respect to sale of the Company's Common Stock through the exercise of the Company's Warrants. The Company agreed to pay IFC a commission equal to ten percent (10%) of the proceeds realized by the Company from the exercise of the Warrants. This agreement has been terminated.

         Through June 30, 2002, a total of 181,800 A Warrants, 24,000 B Warrants, 4,000 C Warrants and 3,000 D Warrants have been exercised, resulting in $318,200 in gross proceeds to the Company in addition to the $100,000 in gross proceeds realized from the sale of the Units. There remain outstanding 996,000 C Warrants and 997,000 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $3,737,250 to $4,235,250 additional in gross proceeds from the exercise of the Warrants, depending on when the C Warrants are exercised.

         The expenses incurred by the Company through June 30, 2002, with respect to the realization of these proceeds were as follows:

                  Legal fees (paid by issuance
                  of 75,000 shares of Common Stock
                  at $1.00 per share)                  $ 75,000
                  Stock transfer fees                     3,315
                  Accounting                             22,975
                  Commissions                            36,967
                  Miscellaneous                          14,122
                                                       ________
                  Total                                $152,379
                                                       ========

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the Warrants through June 30, 2002, approximately $108,000 was used to repay a portion of the advances made by Phil Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds have been utilized for the Company's working capital requirements.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

10.9   Note dated as of April 11, 2002
10.10  Note dated as of July 1, 2002
10.11  Security Agreement dated as of July 1, 2002

(b)  FORM 8-K

         On May 7, 2002, the Company filed a Form 8-K with respect to the reduction in the exercise price of its B Warrants and C Warrants.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002                            EARTHNETMEDIA, INC.
                                                 (Registrant)

                                                 By: /s/ ALIE CHANG
                                                    _________________
                                                    Alie Chang
                                                    President and CEO