Form 10QSB
period 2002-09-30
EARTHNETMEDIA INC
filed 2002-11-14
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

As of October 31, 2002, approximately 6,209,800 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheet as of September 30, 2002 (Unaudited)..............1
            Statements of Operations for the Three Months
               Ended September 30, 2001 and 2002 (Unaudited)................3
            Statements of Operations for the Nine Months
               Ended September 30, 2001 and 2002 and Inception
               Through September 30, 2002 (Unaudited).......................4
            Statements of Cash Flows for the Nine Months
               Ended September 30, 2001 and 2002 and Inception
               Through September 30, 2002 (Unaudited).......................5
            Notes to Financial Statements...................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12

Item 4.  Controls and Procedures...........................................17

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.............................................18

Item 6.  Exhibits and Reports on Form 8-K..................................19

Signatures.................................................................20

Exhibits Filed with Report on Form 10-QSB..................................23

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                         September 30, 2002 (Unaudited)

                                     ASSETS

          CURRENT ASSETS

          Cash in banks                                      750
                                                      ___________
                TOTAL CURRENT ASSETS                                        750

          PROPERTY AND EQUIPMENT
          Office equipment                                 8,518
          TV production equipment                        145,116
          Accumulated depreciation                       (75,531)
                                                      ___________

                TOTAL PROPERTY AND EQUIPMENT, NET                        78,103

          OTHER ASSETS
          Development costs                              533,423
          Prepaid expenses                                39,354
          Investment                                      15,000
                                                      ___________
                                                                        587,777
                                                                      __________
          TOTAL ASSETS                                                $ 666,630
                                                                      ==========


                             See accompanying notes.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                         September 30, 2002 (Unaudited)


                         LIABILITIES & EQUITY (DEFICIT)


          CURRENT LIABILITIES

          Accounts payable                                53,375
          Accrued compensation payable                   704,937
          Accrued rent payable to related parties        142,800
          Other accrued expenses                         146,525
          Note payable                                    37,500
          Loans from stockholders                        432,913
                                                      ___________

          TOTAL LIABILITIES                                           1,518,050
                                                                      __________


          STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock - authorized
          50,000,000 shares at $.001 par value;
          issued and outstanding 6,209,800 shares          6,210
          Additional paid-in capital                     925,712
          Deficit accumulated during the
          development stage                           (1,783,342)
                                                      ___________
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (851,420)
                                                                      __________

                                                                      __________
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $ 666,630
                                                                      ==========




                             See accompanying notes.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)

                                                       9/30/01        9/30/02
                                                     (Unaudited)    (Unaudited)
          REVENUES                                 $        -       $        -
                                                   ____________________________


          OPERATING EXPENSES
               Consultants                                  -           20,750
               Compensation                            93,001          104,915
               Professional fees                        7,500           34,348
               Other expenses                          27,431           36,643
               Interest                                 6,000            8,205
                                                   ____________________________
          TOTAL OPERATING EXPENSES                    133,932          204,861
                                                   ____________________________

          TAXES ON INCOME                                   -                -

          NET LOSS                                 $ (133,932)      $ (204,861)
                                                   ============================


          Basic and diluted
            loss per common share                  $  (0.0227)      $  (0.0330)
                                                   ============================

          Weighted Average Outstanding Shares       5,897,000        6,209,800
                                                   ============================




                             See accompanying notes.


                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                    AND INCEPTION THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)
                                                                                                    4/11/00-
                                                              9/30/01              9/30/02          9/30/02
                                                             (Unaudited)         (Unaudited)      (Unaudited)
          REVENUES                                          $        -           $        -       $         -
                                                            __________________________________________________

          OPERATING EXPENSES
               Consultants                                           -               39,500           296,299
               Compensation                                    275,929              326,605           689,101
               Professional fees                                17,505              114,264           266,717
               Other expenses                                   90,980              211,426           464,210
               Interest                                         18,000               22,316            67,015
                                                            __________________________________________________
          TOTAL OPERATING EXPENSES                             402,414              714,111         1,783,342
                                                            __________________________________________________

          TAXES ON INCOME                                            -                    -                 -

          NET LOSS                                          $ (402,414)          $ (714,111)      $(1,783,342)
                                                            ==================================================



          Basic and diluted
            loss per common share                            $ (0.0682)          $ (0.11688)        $ (0.3027)
                                                            ==================================================

          Weighted Average Outstanding Shares                5,897,000            6,109,813         5,892,418
                                                            ==================================================


                             See accompanying notes.


                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                    AND INCEPTION THROUGH SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                                         4/11/00-
                                                                    9/30/01             9/30/02          9/30/02
                                                                  (Unaudited)         (Unaudited)      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                        $ (402,414)          $ (714,111)      $(1,783,342)
 Adjustments
 Depreciation and amortization                                       13,644               27,496            80,357
 Increase in prepaid expenses                                             -              (39,354)          (39,354)
 Increase in accrued expenses                                       263,329              326,284           774,280
 Increase in accounts payable                                         3,609               13,998            53,375
 Profit on sale of automobile                                             -               (4,000)           (4,000)
 Impairment in value of development costs                                 -                    -           195,324
                                                                 __________________________________________________
 NET CASH USED
          BY OPERATING ACTIVITIES                                  (121,832)            (389,687)         (723,360)
                                                                 __________________________________________________


 CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in stockholder loans                                      175,850              100,280           462,913
 Issuance of note payable                                                 -               37,500            37,500
 Issuance of common stock                                                 -              295,700           613,960
                                                                 __________________________________________________
 NET CASH PROVIDED
          BY FINANCING ACTIVITIES                                   175,850              433,480         1,114,373
                                                                 __________________________________________________

 CASH FLOWS USED FOR INVESTING ACTIVITIES
 Development costs                                                  (34,756)             (68,221)         (301,695)
 Purchase of property and equipment                                  (9,070)             (27,077)          (53,270)
 Organizational costs                                                     -                    -           (25,000)
 Investment                                                               -              (15,000)          (15,000)
                                                                 __________________________________________________
 NET CASH USED
          FOR INVESTING ACTIVITIES                                  (43,826)            (110,298)         (394,965)
                                                                 __________________________________________________

 CASH INCR (DECR) FOR PERIOD                                         10,192              (66,505)           (3,952)

 CASH, BEGINNING OF PERIOD                                            1,254               67,255             4,702
                                                                 __________________________________________________
 CASH, END OF PERIOD                                             $   11,446           $      750       $       750
                                                                 ==================================================

                             See accompanying notes.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION AND BUSINESS

     EarthNetMedia, Inc. (hereinafter, the "Company") was organized as a Nevada corporation on April 11, 2000, and currently has its principal offices in Santa Monica, California. The Company has been in a development stage since its inception. The Company is currently authorized to issue up to 50,000,000 shares of common stock, $0.001 par value (hereinafter, the "Common Stock"). As of September 30, 2002, 6,209,800 shares of its Common Stock were issued and outstanding, together with warrants to acquire 1,993,000 shares of its Common Stock.

     On May 25, 2000, the Company acquired all of the assets and liabilities of Pac Pacific Group International, Inc., a corporation owned by the principal shareholders of the Company (hereinafter, "PPGI"), in exchange for 5,257,000 shares of the Company's Common Stock. Following this acquisition, the Company has continued PPGI's business of producing and distributing television programming for both the Chinese and English media markets. Currently, its principal television programming is directed at the "U.S. life style" or home improvement market in China. The Company's assets consist primarily of (a) its library of English and Chinese television programs, which presently is comprised of approximately eighty half-hour television shows in various stages of completion; and (b) equipment related to the production of such programming.

     In September 2002 the Company participated in the formation of a company in China ("Newco") in order to comply with various Chinese laws and regulations regarding how foreign companies may do business in China and receive payments from Chinese customers. Under Chinese law, the total required minimum capital of Newco is $200,000 in cash. As of September 30, 2002 the Company had invested $15,000 in cash in Newco, and a related party of the Company (the brother of the Company's CEO) had invested $35,000 in cash. The Company therefore currently has a 30% interest in Newco, and since Newco has had no activities to date the Company's initial $15,000 has been shown as an investment on the balance sheet. It is intended, upon completion of the required funding of the Company, that the Company will contribute a further $150,000 in cash to Newco, at which point the Company will have a 75% controlling interest. This would also fulfill the minimum capital requirement of $200,000 required under Chinese law, enabling Newco to commence operations.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation


     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Such interim financial statements do not include all of the information and disclosure required by generally accepted accounting principles for year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the year ended December 31, 2001, as included in the Company's 2001 Annual Report on Form 10-KSB (the "Annual Report") filed with the Securities and Exchange Commission. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

     In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 2002, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2001 and 2002, respectively, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the entire fiscal year.


Going Concern

     The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated $(1,783,342) of operating losses during its development stage of operations from its inception on April 11, 2000 through September 30, 2002. Without realization of additional capital, or the generation of operating revenues, it would be unlikely for the Company to be able to continue as a going concern. It is management's plan to seek additional capital from qualified investors through the exercise of the outstanding Warrants, and to generate revenues through the exploitation of its programming.

Reclassifications

     Certain amounts included in the September 30, 2001 Statement of Operations have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on the reported net loss.

Loss per Share

     The Company calculates loss per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

For the 9 Months Ended
    September 30,

----------  ----------
   2001        2002
----------  ----------

         -    818,200    A Warrants issued in conjunction with December 2001
                         Offering

         -    976,000    B Warrants issued in conjunction with December 2001
                         Offering

         -    996,000.   C Warrants issued in conjunction with December 2001
                         Offering

         -    997,000    D Warrants issued in conjunction with December 2001
                         Offering


The Company had common stock and potential common stock as follows:


                                          For the Nine Months         Inception to date      For the Three Months
                                          Ended September 30,           April 11, 2000        Ended September 30,
                                       2001               2002        - Sept. 30, 2002        2001           2002
                                    (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)    (Unaudited)
                                    ___________        ___________     ______________      ___________    ___________
Weighted-average common
shares outstanding during
the period                            5,897,000          6,109,813          5,892,418        5,897,000      6,209,800

Incremental shares assumed
to be outstanding since the
beginning of the period
related to stock options
and warrants outstanding                     --                 --                 --               --             --
                                    ___________        ___________     ______________      ___________    ___________
Fully Diluted Weighted-Average
Common Stock and Potential
Common Stock                          5,897,000          6,109,813          5,892,418        5,897,000      6,209,800
                                    ___________        ___________     ______________      ___________    ___________


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

     On May 6, 2002, the Board of Directors agreed to reduce the exercise price of the then outstanding B Warrants and the then outstanding C Warrants to $1.25 per share for all shares of Common Stock purchased through exercise of these warrants on or before June 20, 2002. The Board of Directors also agreed to reduce the exercise price of the C Warrants to $1.50 per share for all shares of Common Stock purchased after June 20, 2002 but prior to 3:30 PM on August 2, 2002. After the latter date, the exercise price of the remaining C Warrants reverted to the original price of $2.00 per share. On September 18, 2002, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants to 3:30 PM Pacific Time on December 20, 2002. All other terms and conditions of the C Warrants remain unchanged.


     Through September 30, 2002, a total of 181,800 A Warrants, 24,000 B Warrants, 4,000 C Warrants and 3,000 D Warrants have been exercised. There remain outstanding 996,000 C Warrants and 997,000 D Warrants.


4.  NOTES PAYABLE AND SECURITY AGREEMENT

     On April 11, 2002, the Company borrowed $37,500 under a note payable which bears interest at eight percent (8%). The principal of the note is to be repaid out of ten percent (10%) of proceeds realized by the Company after that date from the exercise of its outstanding warrants.


     The Company had been obligated under several unsecured loan agreements to Phil Paul and Alie Chang, currently its executive officers and principal stockholders. During 2001 and 2002, amounts were advanced by them to the Company on an unsecured basis, in order to help fund the operations of the Company. Such amounts bore interest at eight percent (8%) and were due upon demand. There had also been an unsecured note payable to Mr. Paul and Ms. Chang in the amount of $300,000, which also bore interest at eight percent (8%) from its inception in May 2000. One half of the principal ($150,000) was payable by November 30, 2002 and the remainder by November 30, 2003, together with all accrued interest.

     In July 2002, the Company requested additional funding from Mr. Paul and Ms. Chang. They advised the Company that in order for them to continue to provide funding to the Company, the existing $300,000 note had to be amended to include all other cash advances made by them, and the note and all other obligations owed to them by the Company had to be secured by all of the assets of the Company. Accordingly, as of July 1, 2002, the Company entered into a single amended and restated note, encompassing obligations owed under the original note plus all other cash advances made by Mr. Paul and Ms. Chang. Amounts outstanding under this amended and restated note bear interest at eight percent (8%); they are payable on demand, but in no event later than December 31, 2005.

     Concurrently with the execution of the amended note, and in connection with further extensions of credit, the Company also entered into a security agreement as of that date with Mr. Paul and Ms. Chang, whereby all of the Company's obligations to them, including not only its obligations under the note but also unpaid compensation and rent, are secured by all of the assets of the Company.


5.  LITIGATION


     On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleges claims of breach of written contract, common contracts, fraud and declaratory relief. Mr. Berger also filed an Application for a Right to Attach Order. On June 25, 2002, the Court granted Mr. Berger's request for a writ of attachment conditional on Mr. Berger's procuring a bond for $97,055.38. To date Mr. Berger has not enforced the attachment, and there has been no material change in the legal status of the case. The Company denies the material allegations of the complaint and intends to defend itself vigorously against plaintiff's claims.


6.  RESTATEMENT OF EARNINGS

     The Company has determined that during the year ended December 31, 2001, there were certain errors in the timing of the accrual of certain expenses and the capitalization of production costs among the various calendar quarters of that fiscal year. There was no effect on the income statement for the entire year. These adjustments may be summarized as follows:


                       1st Quarter    2nd Quarter   3rd Quarter   4th Quarter      FY 2001

Loss as reported       $(126,129)      $(126,736)    $(126,006)    $(374,792)    $(753,633)
Compensation
  Adjustment             (46,266)        (46,501)      (46,501)      139,268            -
Production
  Costs Capitalized       38,575          38,575        38,575      (115,725)           -
                     _______________________________________________________________________

Loss as adjusted       $(133,820)      $(134,662)    $(133,932)    $(351,249)    $(753,633)
                     _______________________________________________________________________


7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72, and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

CORPORATE OVERVIEW


     EarthNetMedia, Inc., a Nevada corporation (the "Company"), has been a development stage company since its inception in April 2000, and has not generated any operating revenues. Except for the sale of units, which included shares of its $0.001 par value common stock (the "Common Stock"), in December 2001 (the "Offering"), and the sales of Common Stock through the exercise of Warrants since that date, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul, and (b) the deferral of compensation and other amounts due to these individuals from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan and to generate operating revenues.

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


     In July 2002, the Company, together with a joint venture partner Beijing Sino-Con Science & Technology Ltd., was appointed by China State Construction Engineering Corp. (CSCEC) as the exclusive organizers of the American Pavilion at a government-sponsored convention to be held at the China Architectural Center in Beijing, China on March 1-4, 2003. At the same time, the Company was also appointed as the exclusive organizer of the European Pavilion at this same convention. The convention is planned for international building product and service firms interested in participating in the bidding process being conducted by the Chinese government and private sector construction and development firms for the construction expenditures to be spent on projects related to the 2008
Olympic Games being held in Beijing. It is the beginning phase of the construction planning process that will extend through 2008. As organizer of the two pavilions at the convention, the Company must identify potential participants in the convention, contact them and obtain their agreement to participate. The Company has begun the marketing process, and may engage a limited number of additional personnel to assist in the marketing and selling of this exhibition space. The Company may earn fees from arranging for U.S. and European companies to become exhibitors at the convention, as well as consulting with them regarding their entry into or expansion in the Chinese construction market.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's financial statements and accompanying notes. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

     The costs of the Company's television programming, both that acquired from the Company's predecessor and costs incurred to produce programming incurred since that date, have been capitalized as development costs. Such costs will be amortized as the programs are broadcast, in proportion to the total revenue expected to be realized from each program. No revenues have been recognized with respect to such programming since inception, and accordingly no amortization has been recorded. However, if the Company is unable to realize sufficient capital, and generate sufficient revenues from the licensing of this programming, the costs capitalized to date may not be realizable in the future.

LITIGATION

     On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleges claims of breach of written contract, common contracts, fraud and declaratory relief. Mr. Berger also filed an Application for a Right to Attach Order. On June 25, 2002, the Court granted Mr. Berger's request for a writ of attachment conditional on Mr. Berger's procuring a bond for $97,055.38. To date Mr. Berger has not enforced the attachment, and there has been no material change in the legal status of the case. The Company denies the material allegations of the complaint and intends to defend itself vigorously against plaintiff's claims.


RESULTS OF OPERATIONS

     As noted above, the Company has not had sufficient capital to implement much of its core business plan, most particularly the production and licensing of its television programming. However, during the current year the Company has been devoting significant efforts to raising additional capital, to developing an overall marketing plan, to planning for the production of its television programming and to negotiating licensing agreements with broadcasters in China and the United States. As a result of the foregoing, the Company has been incurring significant operating expenses without any corresponding revenue. This is expected to continue in the near term until the Company is able to obtain the capital necessary to implement its business plan.

     During the three months ended September 30, 2002, operating expenses increased approximately $71,000 as compared to the similar period during 2001. Approximately $19,000 of this increase resulted from the cost of certain financial consultants hired during 2002. Professional fees were significantly higher ($27,000) due to increased costs of public reporting and litigation expense. Additionally, the Company incurred higher travel and marketing costs.

     During the nine months ended September 30, 2002, operating expenses increased approximately $312,000 as compared to the similar period during 2001. Approximately $38,000 of this increase resulted from the cost of certain financial consultants hired during 2002. Compensation costs increased approximately $51,000 due to a higher number of employees during 2002. Professional fees were significantly higher ($97,000) due to increased costs of public reporting and litigation expense. Additionally, the Company incurred higher travel and marketing costs, as well as higher general corporate overhead, as it moved ahead to build its business and operations.



LIQUIDITY AND CAPITAL RESOURCES


     Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $(1,783,342) of operating losses during its development stage from April 11, 2000 through September 30, 2002. The Company has realized certain amounts of capital through the Offering and the exercise of the Warrants, and expects to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of fiscal year 2002. However, the Company believes that it needs approximately $1.5-2.0 million in additional capital in order to implement the basic core of its business plan. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

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

     In July 2002, the Company requested additional funding from Mr. Paul and Ms. Chang. They advised the Company that in order for them to continue to provide funding to the Company, the existing $300,000 note had to be amended to include all other cash advances made by them, and that the note and all other obligations owed to them by the Company had to be secured by the all of assets of the Company. Accordingly, as of July 1, 2002, the Company entered into an amended and restated note, secured by all of the assets of the Company, encompassing obligations owed under the original note plus all other cash advances made by Mr. Paul and Ms. Chang. Amounts outstanding under this amended and restated note bear interest at eight percent (8%); they are payable on demand, but in no event later than December 31, 2005. The Company also entered into a security agreement as of that date with Mr. Paul and Ms. Chang, whereby all of the Company's obligations to them, including not only obligations under the note but also unpaid compensation and rent, are secured by all of the assets of the Company.

     In addition to the foregoing, the Company is also obligated to Mr. Paul and Ms. Chang for unpaid compensation ($661,500 as of September 30, 2002) and unpaid rent ($142,800 as of September 30, 2002).

     The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72, and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.


RISK FACTORS

     The Company is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang, who has entered into a six-year employment agreement with the Company commencing January 1, 2001. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of EarthNetMedia and its future "Alie" branded merchandise, as well as serving as a senior executive and primary creative force within the Company.

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



ITEM 4. CONTROLS AND PROCEDURES

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-QSB (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based on such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluations.

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

     On May 6, 2002, the Board of Directors of the Company reduced the exercise price of the B Warrants and the C Warrants to $1.25 per share for all shares of Common Stock purchased through exercise of these warrants prior to 3:30 PM Pacific Time on June 20, 2002. The Board of Directors also reduced the exercise price of the C Warrants to $1.50 per share for all shares of Common Stock purchased through exercise of the C Warrants after June 20, 2002 but prior to 3:30 PM on August 2, 2002. After the latter date, the exercise price of the C Warrants reverted to their original exercise price of $2.00 per share. On September 18, 2002, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants to 3:30 PM Pacific Time on December 20, 2002 All other terms and conditions of the C Warrants remain unchanged.


     Through September 30, 2002, a total of 181,800 A Warrants, 24,000 B Warrants, 4,000 C Warrants and 3,000 D Warrants have been exercised, resulting in $318,200 in gross proceeds to the Company in addition to the $100,000 in gross proceeds realized from the sale of the Units. There remain outstanding 996,000 C Warrants and 997,000 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $4,235,250 in additional gross proceeds from the exercise of the Warrants.

     The expenses incurred by the Company through September 30, 2002, with respect to the realization of these proceeds were as follows:

                  Legal fees (paid by issuance
                  of 75,000 shares of Common Stock
                  at $1.00 per share)                           $  75,000
                  Stock transfer fees                               3,315
                  Accounting                                       22,975
                  Commissions                                      38,467
                  Miscellaneous                                    14,122
                                                              ____________
                  Total                                         $ 153,879
                                                              ____________

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the Warrants through September 30, 2002, approximately $108,000 was used to repay a portion of the advances made by Phil Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds have been utilized for the Company's working capital requirements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS


         10.12   Letter of Authorization re US Pavilion
         10.13   Letter of Authorization re European Pavilion
         99.7    Certification by Chief Executive Officer
         99.8    Certification by Chief Financial Officer


(b)  FORM 8-K

     On September 18, 2002, the Company filed a Form 8-K with respect to the extension of the exercise period of its C Warrants.

     On September 26, 2002, the Company filed a Form 8-K with respect to the resignation of its independent accountant, John P. Semmens.

     On October 25, 2002, the Company filed a Form 8-K with respect to the engagement of its independent accountants, Singer Lewak Greenbaum & Goldstein LLP.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 2002                       EARTHNETMEDIA, INC.

                                              (Registrant)

                                              By: /s/ ALIE CHANG
                                                 __________________
                                                  Alie Chang
                                                  President and CEO




                                  CERTIFICATION


I, Alie Chang, as the Chief Executive Officer of EarthNetMedia, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of EarthNetMedia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                            /s/ ALIE CHANG
                                                    _______________________
                                                    Alie Chang
                                                    Chief Executive Officer
                                                    EarthNetMedia, Inc.



                                  CERTIFICATION

I, Thomas P. Carson, as the Chief Financial Officer of EarthNetMedia, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of EarthNetMedia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                            /s/ THOMAS P. CARSON
                                                    _______________________
                                                    Thomas P. Carson
                                                    Chief Financial Officer
                                                    EarthNetMedia, Inc.