Form 10KSB
period 2002-12-31
EARTHNETMEDIA INC
filed 2003-05-23
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                               EARTHNETMEDIA, INC.
               --------------------------------------------------
              (Exact Name of Small Business Issuer In Its Charter)


        NEVADA                    333-57514                      95-4834274
 ---------------------            ----------                   ---------------
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

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates of the Registrant computed by reference to the closing sales price as quoted on the OTC-BB on May 20, 2003, was approximately $278,340.

As of May 20, 2003, there were 44,258,802 shares of Registrant's $.001 par value common stock outstanding.

                               EARTHNETMEDIA, INC.

                         2002 Form 10-KSB Annual Report
                                Table of Contents



                                                                       Page
                                                                       ----
                                     PART I

Item 1.   Description of Business......................................   3

Item 2.   Description of Property......................................   9

Item 3.   Legal Proceedings............................................   9

Item 4.   Submission of Matters to a Vote of Security Holders..........   9

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.....  10

Item 6.   Management's Discussion and Analysis or Plan of Operation....  12

Item 7.   Financial Statements.........................................  14

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................  31

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act............  31

Item 10.  Executive Compensation.......................................  33

Item 11.  Security Ownership of Certain Beneficial Owners and Management 34

Item 12.  Certain Relationships and Related Transactions...............  35

                                     PART IV

Item 13.  Exhibits, and Reports on Form 8-K............................  36

Item 14.  Controls And Procedures .....................................  38

          Signatures...................................................  39

Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" is to EarthNetMedia, Inc., a Nevada corporation. All share and per share information contained herein has been adjusted to reflect a one for six forward split of the Company's common stock completed and effected on January 20, 2003.

                                     PART I

Item 1.  Description of Business.

Forward Looking Statements
--------------------------
Statements have been made in this report which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "seeks," "potential," or "continue" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Corporate Overview
------------------
Founded in April 2000, EarthNetMedia, Inc. ("EarthNetMedia" or the "Company") is a U.S.-based multimedia and international marketing company which is positioning itself to become a global multimedia television production and distribution company with the express purpose of producing, distributing and broadcasting entertaining, informative and cross-cultural consumer-oriented shows. The Company's goal is to provide wholesome family-style programming and, in connection with this programming, to merchandise consumer products via television and its Website, to offer favorable prices to the consumer, and to give the Company and its shareholders optimal capital value.

EarthNetMedia currently produces and distributes a home improvement, interior design, and lifestyle television program in order to provide a gateway for businesses in these industries to enter China's lucrative markets. The Company's plan is initially to provide an entry for these U.S. and international businesses to establish their presence in China, and then to assist firms with the marketing and branding of their products and services in the Chinese marketplace.

"The Art of Living" is the Company's current interior design and lifestyle television series, produced and hosted by EarthNetMedia CEO Alie Chang. It has been broadcast on a sample basis on Beijing television to an audience in excess of 90 million viewers. This program will be a vehicle to brand and market the Company's anticipated "Alie Collection" private label merchandise, as well as to endorse selected products of program sponsors and advertisers.

Alie Chang (CEO) and Felizian Paul (Chairman) have extensive experience in architectural interior design, building construction and real estate development. For the past 20 years, they have owned and operated successful businesses in their respective fields, designed and built unique commercial and specialty projects, as well as homes for many celebrity clients in the business and entertainment industries in the United States. In recent years, Alie Chang and Felizian Paul have operated a U.S./China import/export company.

Alie has forged strong relationships with the Chinese media, television and film industries, as well as the broader Chinese business community. Her ability to communicate fluently in both the Mandarin and Shanghai dialects has strengthened her ability to build these networks within the Chinese business community.

EarthNetMedia has been a development stage company since its inception in April 2000. The Company has generated almost no revenue to date, and accordingly has suffered recurring losses from operations; it also has a net capital deficiency of $(982,434) as of December 31, 2002. It is anticipated that, at least until the Company obtains the capital necessary to produce a sufficient number of episodes of television programming, it will generate little or no revenue and will continue to incur significant operating losses and cash flow deficits. Recovery of the value of the Company's assets is dependent upon future events, whether the successful completion of the Company's capital raising efforts or the attainment of profitable operations, which is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The outcome of such events is indeterminable, and these factors raise substantial doubt about the Company's ability to continue as a going concern.

The present executive officers of the Company, Alie Chang and Felizian (Phil) Paul, who are husband and wife, owned approximately 87% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") as of May 20, 2003, and will continue to beneficially own a majority of the Common Stock even if all of the Company's currently outstanding Warrants are exercised. (See Item 11 of this Form 10-KSB.) Accordingly, these individuals (hereinafter sometimes collectively referred to as the "Principal Stockholders") will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

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

Business
--------
EarthNetMedia has identified the following key potential profit centers:

TV  Production  and  Distribution.  This is intended to be the core business for
---------------------------------
EarthNetMedia. Its television programs are aimed at gaining recognition of EartNetMedia's and Alie's brand name, and achieving access to many potential related business arenas. The Company has been producing a home improvement/ interior design show, "The Art of Living--Home Improvement, Interior Design," in a magazine format. Future productions may include a magic show, a travel show, and a new technology show.

E-Commerce  and TV Direct  Sales.  EarthNetMedia  intends to  utilize  all media
--------------------------------
resources, including a Website and e-commerce, as well as broadcast, cable and satellite television, to reach the major markets in China, Southeast Asia and the U.S. The Company will cross promote via its Web site and its television program. China Everbright Bank has committed to providing credit and debit cards to EartNetMedia's customers to be used for TV, Internet, catalog and showroom purchases in China.

Media Buying and  Advertising  Sales.  The demand for furniture and  accessories
------------------------------------
seen on recently broadcast television programming has placed EarthNetMedia in a position to take advantage of the rapid growth of China's home improvement industry. Numerous multi-national home improvement entities have demonstrated interest in advertising their products and services on "The Art of Living" program. The Company also intends to access the extensive experience and knowledge of China's state-run advertising association with which it has established a relationship.

Home Improvement  Products Sales and Distribution.  The strong audience response
-------------------------------------------------
to segments of "The Art of Living" television program demonstrates a demand for sensible and well-designed furniture, accessories and other types of home improvement products. The Company is presently initiating the design of home furnishing product lines in conjunction with Chinese manufacturers under the "Alie Collection" label. These products would be introduced to the market on an OEM basis. The "Alie Collection" is also intended to be sold through displays in showrooms in Beijing, Shanghai and Los Angeles where there would also be trained staff available to provide design services. The Company has also been selected by a number of U.S. manufacturers to introduced their home improvement products into the Chines market.

2008 Beijing  Olympics  Procurement  Expo.  The Company  obtained the  exclusive
-----------------------------------------
rights from Beijing CSCEC Huashuo Exhibition Co. Ltd., a division of China State Construction (China's largest), to organize the U.S. and European Pavilions at a 2003 Building Products and Services Expo and all subsequent annual Expos leading up to the Beijing Olympics in 2008. The 2003 Expo showcased building materials and interior design products and services directly to the buyers for the major construction projects related to the 2008 Games. CSCEC currently has $22.5 billion in construction contracts planned for the Beijing Olympics. The private sector is committed to spending an additional $33.6 billion on Olympic related projects.

Consulting  Fees,  Joint Ventures,  Virtual Offices,  Branding  Strategies.  The
--------------------------------------------------------------------------
Company anticipates receiving revenue not only from the sale of booths at the Expos, but, more importantly, fees for consulting with participating building material companies. The Company may also assist these companies to enter the broader Chinese marketplace through our contacts in the Chinese business community, as well as with China State Construction, the largest buyer of building materials in China. Companies will have the opportunity to be featured on the Company's television program," The Art of Living." EarthNetMedia would function as a full service marketing and media buying company for these U.S. & European building products and service companies in China.

Capital Requirements. Almost all of the foregoing business opportunities require
--------------------
the Company to have a level of working capital in order for the Company to pursue them. To date, it has not had working capital to pursue these opportunities, and there has not been actually able to conduct business operations in these areas. If it is not able to obtain sufficient working capital, there may be significant doubts about its ability to survive as a going concern.

China
-----
China's economy is among the world's largest, and over the past 20 years it has expanded at a rate of approximately 8 percent per year. In 2001, China was admitted as a member of the WTO, the international body that sets most trade rules. It is expected that, over a period of time, WTO membership will have the effect of further integrating China into the global economy and significantly reducing the barriers to international commerce with China. For example, China agreed that upon its accession to the WTO it would reduce tariffs and non-tariff barriers to trade, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. Additionally, as a condition to its entry into the WTO, China must conform to the TRIPS Agreement. The TRIPS Agreement is the Agreement on Trade-Related Aspects of Intellectual Property Rights, Annex 1C to the World Trade Organization Agreement, and provides for international copyright and patent protection.

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

Advertising
-----------
As manufacturers vie for the attention of the Chinese consumers, the advertising industry is experiencing a record boom. From a base of zero in 1979, it rose to annual revenues in 1998 of $6.5 billion, making China the world's 7th largest advertising market.

Chinese Government Regulation and Foreign Currency Transfers
------------------------------------------------------------
All television broadcast media in China are government-controlled networks. Both Beijing TV and CCTV, which originally approached EarthNetMedia and requested that the Company supply them with U.S. lifestyle television programming, are government-owned. The Company's television shows deal with lifestyle topics and, as such, are non-political. Their content is in full compliance with published government guidelines. As a result, the Company has not encountered government censorship, interference or control, nor is any anticipated.

Because China has become a WTO member required to conform to international trade policies, it is also not anticipated that the Chinese government will unduly restrict the merchandising and selling of commercial lines of lifestyle products. The Company has received early indications that the government is supportive of its endeavors since it will bring the country additional tax revenues.

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

Market Competition
------------------
Until recently, the Chinese market for television programming and many other products was for all intents and purposes closed to foreigners because of severe restrictions, tariffs and regulations. With the accession of China into the WTO, it is expected that market conditions within China will significantly change, and that opportunities for the distribution of international television programming and other international products will significantly improve. At this time, the Company's anticipated competition will primarily be international, English-language speaking firms. EarthNetMedia uniquely produces and delivers its television broadcast content in both Mandarin Chinese and English. It is believed that the business infrastructure the Company has built in China over the years, and the growing reputation of Alie Chang, will enable EarthNetMedia to build and expand on its current market position.

This business structure provides EarthNetMedia with the means to perform contextual selling, linking of lifestyle television programming content with sales of featured lifestyle consumer products, such as wall coverings, home furnishings and accessories, construction items, etc., permitting advertisers to associate with Alie.

SARS
----
With severe acute respiratory syndrome ("SARS") now reported in 24 out of mainland China's 31 provinces and municipalities and dramatically impacting on the country's tourism, transportation and retail sectors, it is generally accepted that the disease will significantly affect the Chinese economy.
However, at this point it is not possible to project its exact impact on the economy, or most particularly, on those portions of the economy which are important to the Company's business plan.

Risks
-----
EarthNetMedia is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang, who has entered into a six-year employment agreement with the Company commencing January 1, 2001. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of EarthNetMedia and its future "Alie" branded merchandise, as well as serving as a senior executive and primary creative force within the Company.

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

Almost all of the Company's business plans require the Company to have a level of working capital in order for the Company to pursue them. To date, it has not had working capital to pursue these opportunities, and there has not been actually able to conduct business operations in these areas. If it is not able to obtain sufficient working capital, there may be significant doubts about its ability to survive as a going concern.

Item 2.  Description of Property.

The Company rents space from its principal stockholders in Santa Monica, California, on a month-to-month basis for use as offices and television production facilities. The annual rent payable by the Company is $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. The Company made no significant leasehold improvements to this property during fiscal 2002 or 2001. See Note 9, "Related Party Transactions," in Item 7 of this Form 10-KSB.

The Company also has the use of office facilities in Beijing, China and Starnberg, Germany. These are month-to-month arrangements with third parties to share such facilities, and the Company does not pay any rent for them.

Item 3.  Legal Proceedings.

On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract, common contracts, fraud and declaratory relief. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2003. The Company previously established a reserve regarding this litigation, and accordingly the settlement will not have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's $.001 par value Common Stock is quoted on the Over The Counter Bulletin Board, which is administered by the National Association of Securities Dealers' Automated Quotation ("NASDAQ") under the symbol "ENMTE.OB." Trading in the Company's Common Stock did not commence until January 2002.

As of May 20, 2003, there were 44,258,802 shares of Common Stock outstanding, held by approximately 100 holders of record.

No dividends have been declared or paid by the Company since inception. The declaration of dividends in the future will be at the election of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company; general economic conditions; state law requirements; and other relevant factors.

Use of Proceeds
---------------
The Company filed a registration statement on Form SB-2, as amended (SEC File No. 333-57514), with respect to the Company's offer for sale of 600,000 Units
(as adjusted for a stock split in January 2003) (the "Offering"); this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 600,000 Units pursuant to the Offering. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). The sales price for each Unit was $1.00.

After the complete Offering was sold, the Warrants immediately became separately transferable from the Common Stock. Each A Warrant entitled the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $1.50 at any time up through March 20, 2002. Each B Warrant entitled the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $1.75 at any time through June 20, 2002. Each C Warrant entitled the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $2.00 at any time through September 20, 2002. Each D Warrant entitled the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $2.25 at any time through December 20, 2002.

On May 6, 2002, the Board of Directors agreed to reduce the exercise price of the then outstanding B Warrants and C Warrants to $1.25 per share (presplit) for all shares of Common Stock purchased through exercise of these warrants on or before June 20, 2002. The Board of Directors also agreed to reduce the exercise price of the C Warrants to $1.50 per share (presplit) for all shares of Common Stock purchased after June 20, 2002 but prior to 3:30 PM on August 2, 2002. After the latter date, the exercise price of the remaining C Warrants reverted to the original price of $2.00 per share. On September 18, 2002, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants to 3:30 PM Pacific Time on December 20, 2002. All other terms and conditions of the C Warrants remained unchanged.

On December 18, 2002, the Board of Directors of the Company agreed to adjust the exercise price of the C Warrants to $1.32 per share (presplit) for all shares of Common Stock purchased after that date, and also extended the exercise period for the C Warrants and the D Warrants from 3:30 PM Pacific Time on December 20, 2002 until 3:30 PM Pacific Time on March 31, 2003. All other terms and conditions of the C Warrants and the D Warrants remained unchanged.

In December 2002, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of shares of Common Stock from 50,000,000 shares to 100,000,000. Effective as of January 20, 2003, the number of the Company's then outstanding shares of Common Stock and then outstanding C Warrants and D Warrants were increased on a six for one basis. Accordingly, the shares of the Company's Common Stock which may be purchased through exercise of the C Warrants and D Warrants were correspondingly increased on a six for one basis. At the same time, the exercise price per share under the terms of these C Warrants and D Warrants were divided by six, to $0.22 per share for the C Warrants and $0.375 per share for the D Warrants.

On March 20, 2003, the Board of Directors of the Company agreed to (i) reduce the exercise price of the C Warrants to $0.12 per share of Common Stock and the exercise price of the D Warrants to $0.20 per share of Common Stock, in each case for all C Warrants and D Warrants exercised after March 20, 2003; and (ii) extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on April 30, 2003.Effective as of April 29, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on June 30, 2003. All other terms and conditions of the C Warrants and D Warrants (as previously amended) remain unchanged.

The Company and Litchfield Enterprises ("LE") are parties to an agreement whereby the Company engaged LE to market the Company's Common Stock through the exercise of the Company's Warrants. The Company agreed to pay LE a commission equal to ten percent (10%) of the proceeds realized by the Company from the exercise of the Warrants.

Through December 31, 2002, a total of 1,090,800 (postsplit) A Warrants, 144,000 (postsplit) B Warrants, 24,000 (postsplit) C Warrants and 18,000 (postsplit) D Warrants were exercised, resulting in $317,888 in gross proceeds to the Company in addition to the $100,000 in gross proceeds realized from the sale of the Units. As of that date, there remained outstanding 5,976,000 (postsplit) C Warrants and 5,982,000 (postsplit) D Warrants.

The expenses incurred by the Company through December 31, 2002, with respect to the realization of these proceeds were as follows:

                  Legal fees
                  (75,000 shares of Common
                  Stock at $1.00 per share)                       $ 75,000
                  Stock transfer fees                                3,315
                  Accounting                                        22,975
                  Commission                                        38,467
                  Miscellaneous                                     14,122
                                                              ------------
                  Total                                           $153,879
                                                              ------------

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the A Warrants through December 31, 2002, $108,000 was used to repay a portion of the advances made by Phil Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds were available as of December 31, 2002 for the Company's working capital requirements.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

The Company has been a development stage company since its inception in April 2000, and has not generated any operating revenues. Except for the sale of Common Stock and Warrants in December 2001, and the exercise of a limited number of its outstanding Warrants, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Phil Paul (see Item 11 of this Form 10-KSB), and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate any operating revenues.

During FY2001 and FY2002, the Company's primary business activities were focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang. To effect this presence and build the market for its programming, the Company implemented an agreement with Beijing TV in which Beijing TV agreed to broadcast, free of charge, five minute segments of the Company's major episodic television program.

The first segment, which was produced by the Company's predecessor, was broadcast on a test basis on Beijing TV in November 1999. Additional segments began broadcasting regularly (three times a week) starting in November 2000. These segments will be incorporated in the Company's regular half-hour episodes when the latter are produced.

Another aspect of the Company's operations is the distribution in China of television programming owned or produced by third parties. During 2000, the Company arranged for the distribution of certain programming owned by National Geographic, which were broadcast on Chinese television stations during 2001 and 2002. Because of certain unanticipated changes in the way the advertising time related to this programming was utilized, it is unclear what revenue will be earned by the Company from this distribution activity. During 2002, EarthNetMedia was appointed by Associated Television International to represent its library of motion picture and television programs for distribution in China. This library consists of over 70 titles and television series. This library also contains more than 600 hours of clips, segments, footage, and music for sale or licensing on Chinese television. This is a one year agreement beginning May 10, 2002. To date, no revenue has been realized under this agreement.

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in FY2002. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $ (2,614,356) of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2002. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering (see Item 5 of this Form 10-KSB), and hopes to realize additional amounts through the exercise of the outstanding Warrants during FY2003.

The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

Item 7.  Financial Statements.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors
EarthNetMedia, Inc.

We have audited the accompanying balance sheet of EarthNetMedia, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EarthNetMedia, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has not earned any revenue since its inception and has incurred a net loss of $2,614,356 through December 31, 2002. As of December 31, 2002, the Company's total liabilities exceeded its total assets by $982,434. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
May 21, 2003

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                     TWELVE MONTHS ENDED DECEMBER 31, 2002








                                  May 21, 2003

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               December 31, 2002

                                     ASSETS

CURRENT ASSETS
Cash in banks                                                   $     9,280
                                                                -----------
       TOTAL CURRENT ASSETS                                           9,280

PROPERTY AND EQUIPMENT
Office equipment                                                      8,518
TV production equipment                                                   -
Accumulated depreciation                                             (6,674)
                                                                -----------
       TOTAL PROPERTY AND EQUIPMENT, NET                              1,844

OTHER ASSETS
Prepaid expenses                                                     19,934
Investment                                                           15,000
                                                                -----------
                                                                     34,934
                                                                -----------
TOTAL ASSETS                                                    $    46,058
                                                                ===========

                         LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                                     82,343
Accrued compensation payable                                        820,889
Deferred credits                                                      7,730
Other accrued expenses                                               77,110
Note payable                                                         37,500
Loans from stockholders                                               2,920
                                                                -----------
TOTAL LIABILITIES                                                 1,028,492
                                                                -----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - authorized
100,000,000 shares at $.001 par value;
issued and outstanding 44,258,802 shares                             44,259
Additional paid-in capital                                        1,587,663
Deficit accumulated during the development stage                 (2,614,356)
                                                                -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (982,434)
                                                                -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    46,058
                                                                ===========



   The accompanying notes are an integral part of these financial statements.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 2001 AND 2002
                     AND INCEPTION THROUGH DECEMBER 31, 2002

                                                                  4/11/00-
                                 12/31/01          12/31/02       12/31/02
                               --------------------------------------------
REVENUES                       $         -       $         -    $         -
                               --------------------------------------------
OPERATING EXPENSES
  Consultants                        6,799            58,250        315,049
  Compensation                     362,496           450,583        813,079
  Professional fees                 24,857           118,829        271,282
  Production cost write-off              -           629,524        629,524
  Other expenses                   329,412           258,073        510,057
  Interest                          29,299            29,066         73,765
                               ---------------------------------------------
TOTAL OPERATING EXPENSES           752,863         1,544,325      2,612,756
                               ---------------------------------------------

TAXES ON INCOME                        800               800          1,600

NET LOSS                       $  (753,663)      $(1,545,125)   $(2,614,356)
                               =============================================

Basic and diluted
  loss per common share        $     (0.13)      $     (0.04)   $     (0.07)
                               =============================================
Weighted Average
  Outstanding Shares *          35,382,000        36,991,913     35,496,049
                               =============================================


* The basic and diluted loss per share has been restated to retroactively effect a 1:6 forward stock split on January 20, 2003.

   Weighted average number of shares used to compute the basic and diluted loss per share ins the same since the effect of dilutive securities is anti-dilutive.













   The accompanying notes are an integral part of these financial statements.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2001 AND 2002
                     AND INCEPTION THROUGH DECEMBER 31, 2002
                                                                       4/11/00-
                                            12/31/01     12/31/02      12/31/02
                                           -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                   $(753,663)  $(1,545,125) $(2,614,356)
Depreciation and amortization                 18,781        31,650       84,511
Increase in prepaid expenses                       -       (19,934)     (19,934)
Increase in accrued expenses                 432,595       441,993      889,989
Increase in accounts payable                  39,378        42,965       82,343
Increase in deferred credits                       -         7,730        7,730
Profit on sale of automobile                       -        (4,000)      (4,000)
Increase in development costs                (42,345)      (68,097)    (301,571)
Impairment in value of development costs     195,324       629,524      824,848
                                           ---------   -----------  -----------
NET CASH USED BY OPERATING ACTIVITIES       (109,930)     (483,294)  (1,050,440)
                                           ---------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in stockholder loans                 62,633       134,587      497,220
Issuance of note payable                           -        37,500       37,500
Issuance of common stock                     122,500       295,700      613,960
                                           ---------   -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES    185,133       467,787    1,148,680
                                           ---------   -----------  -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES
Purchase of property and equipment            (9,202)      (27,468)     (53,662)
Organizational costs                               -             -      (25,000)
Investment                                         -       (15,000)     (15,000)
                                           ---------   -----------  -----------
NET CASH USED FOR INVESTING ACTIVITIES        (9,202)      (42,468)     (93,662)
                                           ---------   -----------  -----------
CASH INCREASE (DECREASE) FOR PERIOD           66,001       (57,975)       4,578

CASH, BEGINNING OF PERIOD                      1,254        67,255        4,702
                                           ---------   -----------  -----------
CASH, END OF PERIOD                        $  67,255   $     9,280  $     9,280
                                           =========   ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the year for interest    $       -   $        -   $         -
 Cash paid during the year for income taxes$       -   $    1,600   $     1,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

 Issuance of shares in settlement of
   debt of related parties                 $       -   $  700,000   $   700,000



   The accompanying notes are an integral part of these financial statements.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              INCEPTION (APRIL 11, 2000) THROUGH DECEMBER 31, 2002

                                                                    Deficit
                                                                  Accumulated    Total
                                Total Shares Common   Additional    During     Stockholders'
                                 Issued And   Stock    Paid-In    Development    Equity
                                 Outstanding  (Par)    Capital       Stage      (Deficit)
                                 -----------------------------------------------------------
Asset purchase of Pac
Pacific Group International, Inc.
Issued May 25, 2000              12,012,000  $ 2,002  $   22,999               $    25,001
Issued June 1, 2000              19,530,000    3,255      (3,255)                        -
Issuance of shares for services     640,000      640     389,360                   390,000
Additional capital infusion                               98,721                    98,721
Net (loss) 12/31/2000                                                (315,568)
                                 -----------------------------------------------------------
Balance December 31, 2000        35,382,000  $ 5,897  $  507,825  $  (315,568) $   198,154
Issuance of shares for cash         690,000      115     122,385                   122,500
Net (loss) 12/31/2001                                                (753,663)    (753,663)
                                 -----------------------------------------------------------
Balance December 31, 2001        36,072,000  $ 6,012  $  630,210  $(1,069,231) $  (433,009)

Effect of forward stock split 1:6             36,883     (36,883)
Issuance of shares for cash       1,186,800      197     295,503                   295,700
Issuance of shares for debt       7,000,002    1,167     698,833                   700,000
Net (loss) 12/31/02                                                (1,545,125)  (1,545,125)
                                 ------------------------------------------------------------
Balance December 31, 2002        44,258,802  $44,259  $1,587,663  $(2,614,356) $  (982,434)
                                 ============================================================






   The accompanying notes are an integral part of these financial statements.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  HISTORY AND ORGANIZATION OF THE COMPANY

         EarthNetMedia, Inc. (hereinafter, the "Company") was organized as a Nevada corporation on April 11, 2000, and currently has its principal offices in Santa Monica, California. The Company has been in a development stage since its inception.

         On May 25, 2000, the Company acquired all of the assets and liabilities of Pac Pacific Group International, Inc., a corporation owned by Ms. Alie Chang and Mr. Phil Paul, the principal shareholders of the Company (hereinafter, "PPGI"), in exchange for 31,542,000 shares (as adjusted for stock split, see
Note 10) of the Company's Common Stock (see Note 5). Following this acquisition, the Company has continued with PPGI's business of producing and distributing television programming for both the Chinese and English media markets. Currently, its principal television programming is directed at the "U.S. life style" or home improvement market in China. The Company's assets consist primarily of (a) its library of English and Chinese television programs, which presently is comprised of approximately eighty half-hour television shows in various stages of completion; and (b) equipment related to the production of such programming.

         In September 2002 the Company participated in the formation of a company in China ("Newco") in order to comply with various Chinese laws and regulations regarding how foreign companies may do business in China and receive payments from Chinese customers. Under Chinese law, the total required minimum capital of Newco is $200,000 in cash. As of December 31, 2002 the Company had invested $15,000 in cash in Newco, and a related party of the Company (the brother of the Company's CEO) had invested $35,000 in cash. The Company therefore currently has a 30% interest in Newco, and since Newco has had no activities to date the Company's initial $15,000 has been shown as an investment on the balance sheet. It is intended, upon completion of the required funding of the Company, that the Company will contribute a further $150,000 in cash to Newco, at which point the Company will have a 75% controlling interest. This would also fulfill the minimum capital requirement of $200,000 required under Chinese law, enabling Newco to commence operations.

         Through December 31, 2002, the Company has not earned any revenue.


NOTE 2.  ACCOUNTING POLICIES AND PROCEDURES

         The financial statements of the Company are prepared using the accrual basis of accounting. The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company has been devoting a substantial portion of its efforts to its formation and to fundraising, and its planned principal operations have not yet substantively commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

         The costs of the Company's television programming, both that acquired from PPGI and costs incurred to produce programming incurred since that date, have been capitalized as development costs. Such costs are normally amortized to expense as the programs are broadcast, in proportion to the total revenue expected to be realized from each program. No revenues have been recognized with respect to any of the Company's programming since inception, and accordingly no amortization has ever been recorded.

         During 2001, the Company produced fifty-two five minute segments of its major television program, and these segments were broadcast on Chinese television during the year. This was done to build market awareness for the Company's television programming, and to test the market for such programming. These segments are being integrated into the Company's library of programming, and accordingly the related costs of such segments have been capitalized.

         In order to successfully distribute its television programming in China and other markets, the Company must produce a sufficient number of episodes, which requires significant capital. To date, the Company has not been able to obtain sufficient capital for this purpose, and accordingly has not been able to make production commitments necessary to be able to enter into the types of television distribution arrangements which are normal in China. In light of these factors, and the accounting standards set forth in SOP 00-2 (see below), the Company has written off all of the accumulated costs of its television programming as of December 31, 2002, a total of $563,101.

         Cash and Cash Equivalents. The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

         Property and  Equipment.  Property and  equipment  are carried at cost.
Depreciation is computed using straight-line methods for both financial reporting purposes and income tax purposes. The useful life of property and equipment is five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized in the current period. The cost of maintenance and repairs is charged against income as incurred. Significant renewals and betterments are capitalized.

         Revenue Recognition. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 101. Revenue will be recognized when services are rendered or products delivered. Generally, the Company will extend credit to its customers/clients and would not require collateral. The Company will perform ongoing credit evaluations of its customers/clients.

         Income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Start-Up Costs. Start-up costs include legal and professional fees. In accordance with Statement of Position 98-5, "Costs of Start-Up Activities," these costs have been expensed as incurred.

         Issuance of shares for service. The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

         Basic and diluted net loss per share. Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

         Fair value of financial instruments. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

         Reporting segments. SFAS No. 131, "Disclosures About Segments of an Enterprise And Related Information,", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates resources and assesses the performance of its sales activities as one segment.

         Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ materially from those estimates.

         New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The companies that were previously subject to the requirements of SFAS No. 53 now follow the guidance in SOP 00-2, which was issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films, including television programming. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with APB Opinion No. 20, "Accounting Changes." The Company adopted SOP 00-2 during the first quarter of the fiscal year ending December 31, 2001. The impact of such adoption was not material to the financial results of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for certain mergers and acquisitions as pooling of interests, and, effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of July 1, 2001. The impact of such adoption was not material to the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (consumer products, music and interactive operations). The Company adopted SFAS No. 142 beginning January 1, 2002. The impact of such adoption was not material to the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002. The impact of such adoption did not have a material effect on the Company's financial statements.

         In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. . The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending March 31, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

         On April 30, the FASB issued SFAS No. 149 , Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

Loss per share:

The following potential common shares (post split) have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

For the Year Ended
    December 31,
--------- ---------
   2001     2002
--------- ---------
5,910,000    --     A Warrants issued in conjunction with December 2001 Offering
6,000,000 -- B Warrants issued in conjunction with December 2001 Offering 6,000,000 5,976,000 C Warrants issued in conjunction with December 2001 Offering 6,000,000 5,982,000 D Warrants issued in conjunction with December 2001 Offering

The Company had common stock and potential common stock as follows:

                                 For the Year Ended        Inception to date
                                    December 31,            April 11, 2000-
                                  2001        2002        December 31, 2002
                               ----------  ----------         ----------
Weighted-average common
shares outstanding during
the period                     35,382,000  36,991,913         35,496,049

Incremental shares assumed
to be outstanding since the
beginning of the period
related to stock options
and warrants outstanding               --          --                 --
                               ----------  ----------         ----------
Fully Diluted Weighted-Average
Common Stock and Potential
Common Stock                   35,382,000  36,991,913         35,496,049
                               ==========  ==========         ==========

         Comprehensive Income. The Company presents comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.


NOTE 3.  GOING CONCERN

         The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated $ 2,614,356 of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2002. As of December 31, 2002, the Company's total liabilities exceeded its total assets by $982,434. The Company continues to seek additional capital from qualified investors through the exercise of its outstanding C and D Warrants, and to generate revenues from various business opportunities.

         Recovery of the value of the Company's assets is dependent upon future events, whether the successful completion of the Company's capital raising efforts or the attainment of profitable operations, which is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The outcome of such events is indeterminable, and these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 4.  NOTES PAYABLE AND SECURITY ARRANGEMENT

         On April 11, 2002, the Company borrowed $37,500 under a note payable which bears interest at eight percent (8%). The principal of the note is to be repaid out of ten percent (10%) of proceeds realized by the Company after that date from the exercise of its outstanding warrants.

         The Company had been obligated under several unsecured loan agreements to Phil Paul and Alie Chang, currently its executive officers and principal stockholders (hereinafter referred to collectively as the "Principal Stockholders"). During 2001 and 2002, amounts were advanced by them to the Company on an unsecured basis, in order to help fund the operations of the Company. Such amounts bore interest at eight percent (8%) and were due upon demand. There had also been an unsecured note payable to the Principal Stockholders in the amount of $300,000, which also bore interest at eight percent (8%) from its inception in May 2000. One half of the principal ($150,000) was payable by November 30, 2002 and the remainder by November 30, 2003, together with all accrued interest.

         In July 2002, the Company requested additional funding from the Principal Stockholders. They advised the Company that in order for them to continue to provide funding to the Company, the existing $300,000 note had to be amended to include all other cash advances made by them, and the note and all other obligations owed to them by the Company had to be secured by all of the assets of the Company. Accordingly, as of July 1, 2002, the Company entered into a single amended and restated note, encompassing obligations owed under the original note plus all other cash advances made by the Principal Stockholders. Amounts outstanding under this amended and restated note bear interest at eight percent (8%); they are payable on demand, but in no event later than December 31, 2005.

         On December 31, 2002, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an aggregate amount of $700,000 in obligations of the Company to them in exchange for the issuance to them of 7,000,002 shares of the Company's Common Stock. Of the total amount of obligations, $464,300 represented principal due under the note, and $72,500 represented accrued interest due under the note. The valuation of the stock was calculated based upon the estimated fair market value of the freely trading shares as quoted on OTCBB on NASDAQ at the time of the agreement.

         Concurrently with the execution of the amended note, and in connection with further extensions of credit, the Company also entered into a security agreement as of that date with the Principal Stockholders, whereby all of the Company's obligations to them, including not only its obligations under the note but also unpaid compensation and rent, are secured by all of the assets of the Company.


NOTE 5.  BUSINESS COMBINATION

         The Company has largely been financed by the Principal Stockholders since its inception. Other than the initial Common Stock issuance, cash and asset infusions have been accounted for as additional paid-in capital and notes payable. As described in Note 1, the Company acquired all of the assets and liabilities of PPGI on May 25, 2000. These assets and liabilities are recorded on the books of the Company at PPGI's historical costs. In this exchange, the Company issued 12,012,000 shares of the Company's Common Stock. On June 1, 2000, the Company issued an additional 19,530,000 shares of Common Stock, subject to an agreement in principle with the Principal Stockholders that these shares would be subject to a contingency based upon future performance by the Company under certain contracts. Additionally, these shares of Common Stock were to be non-voting and non transferable for a period of three years from the date of acquisition of PPGI's assets and operations. Since the date of issuance of these shares, the Company has substantially performed under these contracts to the extent that is possible and feasible, while certain other conditions could not be met due to the actions of third parties. Accordingly the Company considers that any and all contingencies and/or restrictions upon these shares pursuant to this agreement in principle have lapsed and are of no further effect.


NOTE 6.  LITIGATION

         On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the

State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract, common contracts, fraud and declaratory relief. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2003. The Company previously established a reserve regarding this litigation, and accordingly the settlement will not have a material adverse effect on the Company's financial statements.


NOTE 7.   INCOME TAXES

         No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations. Through December 31, 2002, the Company incurred net operating losses for income tax purposes of approximately $2,600,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2022. Net operating loss carryforwards for the State of California are generally available to reduce taxable income through the year 2007. The net deferred tax asset balance, due to net operating loss carryforward, as of December 31, 2002 was approximately $1,040,000. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carryforward cannot reasonably be assured.

         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                       December31,  December 31,
                                                          2002          2001
                                                       -----------  ------------
    Tax expense (credit) at statutory rate-federal         (34)%       (34)%
    State tax expense net of federal tax                  (  6)       (  6)
    Permanent differences                                    1           1
    Changes in valuation allowance                         (39)        (39)
                                                        -------     -------
    Tax expense at actual rate                               -           -
                                                        =======     =======


NOTE 8.  STOCKHOLDERS' EQUITY

         In December 2001, the Company sold 600,000 Units (as adjusted for stock split, see Note 10) (the "Offering"). Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). The sales price for each Unit was $1.00.

         After the complete Offering was sold, the Warrants immediately became separately transferable from the Common Stock. Each A Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $1.50 at any time up through March 20, 2002. Each B Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $1.75 at any time through June 20, 2002. Each C Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $2.00 at any time through September 20, 2002. Each D Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $2.25 at any time through December 20, 2002.

         On May 6, 2002, the Board of Directors agreed to reduce the exercise price of the then outstanding B Warrants and C Warrants to $1.25 per share for all shares of Common Stock purchased through exercise of these warrants on or before June 20, 2002. The Board of Directors also agreed to reduce the exercise price of the C Warrants to $1.50 per share for all shares of Common Stock purchased after June 20, 2002 but prior to 3:30 PM on August 2, 2002. After the latter date, the exercise price of the remaining C Warrants reverted to the original price of $2.00 per share. On September 18, 2002, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants to 3:30 PM Pacific Time on December 20, 2002. All other terms and conditions of the C Warrants remained unchanged.

         On December 18, 2002, the Board of Directors of the Company agreed to adjust the exercise price of the C Warrants to $1.32 per share for all shares of Common Stock purchased after that date, and also extended the exercise period for the C Warrants and the D Warrants from 3:30 PM Pacific Time on December 20, 2002 until 3:30 PM Pacific Time on March 31, 2003. All other terms and conditions of the C Warrants and the D Warrants remained unchanged.

         Through December 31, 2002, a total of 1,090,800 A Warrants, 144,000 B Warrants, 24,000 C Warrants and 18,000 D Warrants were exercised. As of that date, there remained outstanding 5,976,000 C Warrants and 5,982,000 D Warrants. See Note 10 for actions taken by the Board of Directors regarding these warrants subsequent to year end.

         In December 2002, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of shares of Common Stock from 50,000,000 shares to 100,000,000. See Note 10 regarding the splitting of the shares of the Company's Common Stock on a six for one basis.


NOTE 9.  RELATED PARTY TRANSACTIONS

         See Note 5 regarding a business combination with a company owned by the Principal Stockholders. Also, see Note 4 regarding the Company's notes payable to the Principal Stockholders.

         The Company rents space from its principal stockholders in Santa Monica, California for use as offices and television production facilities. The annual rent payable by the Company is $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made to this property by the Company during fiscal 2002 or 2001.

         On December 31, 2002, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an aggregate amount of $700,000 in obligations of the Company to them in exchange for the issuance to them of 7,000,002 shares of the Company's Common Stock. Of the total amount of obligations, $464,300 represented principal due under the note, $72,500 represented accrued interest due under the note, and $163,200 represented accrued rent.

         The Company has retained the services of Ms. Alie Chang, the Company's President and Chief Executive Officer and a principal stockholder, as host for its television programs and other executive services, for which the Company pays Ms. Chang a salary of $180,000 plus a $750 monthly automobile allowance. All of Ms. Chang's compensation for 2001 and 2002 remained unpaid as of December 31, 2002.

         The Company retained the services of Mr. Phil Paul, the Company's Chairman of the Board of Directors and a principal stockholder, for which the Company pays Mr. Paul a salary of $180,000 plus a $750 monthly automobile allowance. All of Mr. Paul's compensation for 2001 and 2002 remained unpaid as of December 31, 2002.


NOTE 10.   SUBSEQUENT EVENTS

         Effective as of January 20, 2003, the number of the Company's then outstanding shares of Common Stock and then outstanding C Warrants and D Warrants were increased on a six for one basis. Accordingly, the shares of the Company's Common Stock which may be purchased through exercise of the C Warrants and D Warrants were correspondingly increased on a six for one basis. At the same time, the exercise price per share under the terms of these C Warrants and D Warrants were divided by six, to $0.22 per share for the C Warrants and $0.375 per share for the D Warrants. The accompanying financial statements have been retroactively restated for the effects of this stock split. On March 20, 2003, the Board of Directors of the Company agreed to (i) reduce the exercise price of the C Warrants to $0.12 per share of Common Stock and the exercise price of the D Warrants to $0.20 per share of Common Stock, in each case for all C Warrants and D Warrants exercised after March 20, 2003; and (ii) extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on April 30, 2003.

         Effective as of April 29, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on June 30, 2003. All other terms and conditions of the C Warrants and D Warrants (as previously amended) remain unchanged.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On September 26, 2002, the Company's independent accountant, John Semmens, resigned. On October 25, 2002, the Company engaged the firm of Singer Lewak Greenbaum & Goldstein, LLP, as its independent accountants.

         On May 15, 2002, the Company terminated Singer Lewak Greenbaum & Goldstein, LLP, as its independent accounts, and engaged the firm of Kabani & Company, Inc., and its independent accountants.

         During the two most recent fiscal years and through May 15, 2003, there have been no disagreements between the Company and either Mr. Semmens or Singer Lewak Greenbaum & Goldstein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of that firm, would have caused it to make reference to the subject matter thereof in its report on the Company's financial statements for any such periods. Also, during the two most recent fiscal years and through May 15, 2003, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

         During the two most recent fiscal years and through May 15, 2003, the Company has not consulted with Kabani & Company, Inc. regarding the matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) or
Item 304(a)(2)(ii) of Regulation S-K.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, as well as their ages and positions, are listed below:

   NAME           AGE        POSITION
   ----           ---        --------
Alie Chang....... 52     President and Chief Executive Officer, Director
Felizian Paul.... 57     Chairman of the Board, Chief Financial Officer and
                         Treasurer
Angi Ma.......... 26     Corporate Secretary, Director

---------------------------------

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

----------------------------------

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

---------------------------

Ms. Angi Ma has served as EarthNetMedia's Corporate Secretary and Creative Director for Television Show Production since its inception in April 2000. Prior to that, Ms. Ma studied at the University of California at Santa Cruz majoring in studio/fine art and biology. Ms. Ma is the daughter of Ms. Chang and Mr. Paul.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Form 3's were required to be filed as of November 30, 2001, the effective date of the Company's registration statement with respect to the Offering. Phil Paul, Alie Chang and Angi Ma filed their Forms 3 on or about March 15, 2002. Marvin Berger, an executive officer, has not yet filed his Form 3 with respect to this event. Thomas P. Carson became an executive officer on February 1, 2002, and filed his Form 3 on or about March 15, 2002. There have been no other reportable events or transactions.

Item 10.  Executive Compensation.

The following table sets forth the annual and long-term compensation incurred by the Company for services rendered in all capacities during the two years ended December 31, 2002, to the Chief Executive Officer and each of the most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

Name                                                       Long-term
Principal Position          Year   Salary      Other     Compensation
                            ----  ---------  ----------  ------------

Alie Chang................. 2002  $180,000   $9,000         --
President and               2001  $180,000   $9,000         --
Chief Executive Officer

Felizian Paul.............. 2002  $180,000   $9,000         --
Chairman of the             2001  $180,000   $9,000         --
Board of Directors

Thomas P. Carson........    2002  $ 96,000     --           --
Executive Vice President    2001  $    --      --           --
and Chief Financial Officer

Marvin Berger.............. 2002  $    --      --           --
Executive Vice President    2001  $ 69,121     --           --
and Chief Financial Officer


Employment Agreements
---------------------
The Company and Ms. Chang are parties to an Employment Agreement dated as of January 1, 2001, pursuant to which Ms. Chang serves as President and Chief Executive Officer of the Company. The Employment Agreement provides for a six
(6) year term commencing on January 1, 2001 and expiring on December 31, 2006, unless earlier terminated by the Company or Ms. Chang to the extent permitted by the Employment Agreement. The Employment Agreement also provides that the term thereof will be extended for an additional one year, each year, unless thirty
(30) days prior to the end of the then current year (December 31), the Company's Board of Directors notifies Ms. Chang that it does not desire the employment term to extend for an additional one year. The Employment Agreement provides for a base salary of $180,000. The Employment Agreement also provides for various payments to Ms. Chang should the Company terminate Ms. Chang's employment with the Company, other than for Cause (as that term is defined in the Employment Agreement).

Stock Option Plans
------------------
The Company is in the process of developing stock option plans for employees, officers, consultants and directors. Such plans, when fully developed, will be presented to the Board of Directors and the shareholders of the Company for approval.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of EarthNetMedia's common stock (the "Common Stock") as of December 31, 2002 and as adjusted to reflect the exercise of the warrants to acquire shares of Common Stock, outstanding as of December 31, 2002 (the "Warrants"):

-- each person or entity who is known by the Company to beneficially own more than 5% of EarthNetMedia's outstanding Common Stock;

-- the CEO, each of the Named Executive Officers and each of the Company's directors; and

-- all executive officers and directors as a group.

Unless otherwise indicated, the address for each of the named individuals is c/o EarthNetMedia, Inc., 222 Amalfi Drive, Santa Monica, California 90402. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.

Applicable percentage ownership in the table is based on 44,258,802 shares of Common Stock outstanding as of December 31, 2002 and 56,216,802 shares which would be outstanding immediately following the exercise of all of the Warrants outstanding as of that date, in each case as adjusted for a six for one stock split in January 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the extent that any shares are issued upon exercise of options, Warrants or other rights to acquire EarthNetMedia's capital stock that are presently outstanding or granted in the future or reserved for future issuance under EarthNetMedia's stock plans, there will be further dilution.

                            SHARES BENEFICIALLY OWNED
                            -------------------------
                                                   AFTER
                                                ALL WARRANTS
                                                  EXERCISED
THE CEO, NAMED EXECUTIVE
 OFFICERS AND DIRECTORS:    NUMBER      PERCENT    PERCENT
                            ------      -------    -------
Alie Chang                  19,285,998  43.57%     34.31%
Felizian Paul               19,256,004  43.51%     34.25%
All Management              38,542,002  87.08%     68.56%
Angi Ma                        150,000   0.34%      0.27%


The Company and the Principal Stockholders were parties to an agreement in principle that 19,520,000 shares (as adjusted) of Common Stock issued by the Company in connection with the acquisition of the assets and operations of PPGI would be subject to a contingency based upon future performance by the Company under certain contracts. Additionally, these shares of Common Stock were to be non-voting and non transferable for a period of three years from the date of acquisition of PPGI's assets and operations. Since the date of issuance of these shares, the Company has substantially performed under these contracts to the extent that is possible and feasible, while certain other conditions could not be met due to the actions of third parties. Accordingly the Company considers that any and all contingencies and/or restrictions upon these shares pursuant to this agreement in principle have lapsed and are of no further effect.

The Company and the Principal Stockholders are parties to a Lock-Up Agreement dated as of August 10, 2001, pursuant to which (a) the Principal Stockholders will not transfer more than 1,500,000 shares of Common Stock, nor offer for sale any of the Company's Common Stock which they hold, until after December 20, 2003.


Item 12.  Certain Relationships and Related Transactions.

The Company had been obligated under several unsecured loan agreements to the Principal Stockholders. During 2001 and 2002, amounts were advanced by the Principal Stockholders to the Company on an unsecured basis, in order to help fund the operations of the Company. Such amounts bore interest at eight percent (8%) and were due upon demand. There had also been an unsecured note payable to them in the amount of $300,000, which also bore interest at eight percent (8%) from its inception in May 2000. One half of the principal ($150,000) was payable by November 30, 2002 and the remainder by November 30, 2003, together with all accrued interest.

In July 2002, the Company requested additional funding from the Principal Stockholders. They advised the Company that in order for them to continue to provide funding to the Company, the existing $300,000 note had to be amended to include all other cash advances made by them, and the note and all other obligations owed to them by the Company had to be secured by all of the assets of the Company. Accordingly, as of July 1, 2002, the Company entered into a single amended and restated note, encompassing obligations owed under the original note plus all other cash advances made by the Principal Stockholders. Amounts outstanding under this amended and restated note bear interest at eight percent (8%); they are payable on demand, but in no event later than December 31, 2005.

Concurrently with the execution of the amended note, and in connection with further extensions of credit, the Company also entered into a security agreement as of that date with the Principal Stockholders, whereby all of the Company's obligations to them, including not only its obligations under the note but also unpaid compensation and rent, are secured by all of the assets of the Company.

The Company rents space from the Principal Stockholders in Santa Monica, California, on a month-to-month basis for use as offices and television production facilities. The annual rent payable by the Company is $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made to this property by the Company during fiscal 2001 or 2002.

On December 31, 2002, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an aggregate amount of $700,000 in obligations of the Company to them in exchange for the issuance to them of 7,000,002 shares of the Company's Common Stock. Of the total amount of obligations, $464,300 represented principal due under the note; $72,500 represented accrued interest due under the note; and $163,200 represented accrued rent.

The Company has retained the services of Ms. Alie Chang, the Company's President and Chief Executive Officer, as executive officer and host for its television programs, for which the Company pays Ms. Chang a salary of $180,000 plus a $750 monthly automobile allowance. All of Ms. Chang's compensation for 2001 and 2002 remained unpaid as of December 31, 2002.

The Company retained the services of Mr. Phil Paul, the Company's Chairman of the Board of Directors, for which the Company pays Mr. Paul a salary of $180,000 plus a $750 monthly automobile allowance. All of Mr. Paul's compensation for 2001 and 2002 remained unpaid as of December 31, 2002.


Item 13.  Exhibits and Reports on Form 8-K.

On October 25, 2002, the Company filed a Form 8-K with respect to the engagement of its independent accountants, Singer Lewak Greenbaum & Goldstein LLP.

On December 23, 2002, the Company filed a Form 8-K with respect to the settlement of certain litigation.

On January 15, 2003, the Company filed a Form 8-K with respect to its proposed business plan and related operating budget.

On March 20, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

On April 29, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

=========================================

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

10. MATERIAL CONTRACTS

10.1(2)     National Geographic Program Syndication Agreement
10.2(2)     Beijing TV Program Broadcast Agreement and Renewal
10.3(2)     BETC Business Agreement
10.4(2)     CCTV Broadcast Agreement
10.5(2)     Alie Chang Employment Agreement
10.6(8)     Lock-Up Agreement
10.7(8)     Final Agreement
10.8(10)    Ladenburg Thalmann Agreement
10.9(11)    Note dated as of April 11, 2002 10.10(11) Note dated as of
            July 1, 2002
10.11(11)   Security Agreement  dated as of July 1,  2002  10.12(14)  Letter  of
            Authorization re US Pavilion
10.13(14)   Letter of Authorization re European Pavilion


11.  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

16.(13)  LETTER RE CHANGE IN ACCOUNTANTS

18.  LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - Not applicable

20.  OTHER DOCUMENTS OR STATEMENTS TO SECURITY HOLDERS

20.1(7) Letter Sent to Holders of the Company's A Warrants 20.2(9) Letter Sent to Holders of the Company's B and C Warrants 20.3(12) Letter Sent to Holders of the Company's C Warrants 20.4(16) Letter Sent to Holders of the Company's C and D Warrants 20.5(17) Letter Sent to Holders of the Company's C and D Warrants

21.  SUBSIDIARIES OF THE REGISTRANT - Not Applicable

22.  PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE
N/A

23.  CONSENT OF EXPERTS AND COUNSEL

23.1(5) Consent of John P. Semmens, independent certified public accountant 23.2(6) Consent of John P. Semmens, independent certified public accountant

24.  POWER OF ATTORNEY

27.  FINANCIAL DATA SCHEDULE

99.  ADDITIONAL EXHIBITS

99.1(2)  Letter from Department of Commerce
99.2(2)  Letter from National Association of Homebuilders
99.3(2)  Letter from Beijing TV About Art of Living
99.4(2) Letter from CCTV designating Alie Chang outstanding interior architect 99.5(2) Picture of Alie Chang for the Promotion of Art of Living
99.6(3) Extracts from U.S. Foreign Commercial Service - China, American Embassy Beijing,1999 publication "Contact China" under the auspices of the U.S. Department of Commerce's International Trade Administration
99.7(14) Certification by Chief Executive Officer
99.8(14) Certification by Chief Financial Officer
99.7(15) Executive Summary about EarthNetMedia, Inc., and Additional Information about its Proposed Business Plan and Operations
99.8(15) EarthNetMedia Internal Operating Budget for FY 2002-2007
99.11    Certification by Chief Executive Officer
99.12    Certification by Chief Financial Officer

(1) As previously filed on Form SB-2 on March 23, 2001.
(2) As previously filed on Form SB-2/A Amendment No. 1 on June 29, 2001.
(3) As previously filed on Form SB-2/A Amendment No. 2 on August 10, 2001.
(4) As previously filed on Form SB-2/A Amendment No. 4 on September 13, 2001.
(5) As previously filed on Form SB-2/A Amendment No. 6 on November 8, 2001.
(6) As previously filed on Form SB-2/A Amendment No. 7 on November 21, 2001.
(7) As previously filed on Form 8-K on March 14, 2002.
(8) As previously filed on Form 10-KSB on March 28, 2002.
(9) As previously filed on Form 8-K on May 6, 2002.
(10) As previously filed on Form 10-QSB on May 15, 2002.
(11) As previously filed on Form 10-QSB on August 14, 2002
(12) As previously filed on Form 8-K on September 18, 2002
(13) As previously filed on Form 8-K on September 26, 2002
(14) As previously filed on Form 10-QSB on November 14, 2002
(15) As previously filed on Form 8-K on January 15, 2003
(16) As previously filed on Form 8-K on March 20, 2003
(17) As previously filed on Form 8-K on April 29, 2003


Item 14. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report on Form 10-KSB (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based on such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluations.

                                   SIGNATURES
                               -------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EarthNetMedia, Inc.

By:      /S/  FELIZIAN PAUL
         -------------------------------------
         Felizian Paul
         Chairman of the Board
         May 23, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                Title                              Date
================================================================================

 /s/  FELIZIAN PAUL             Chairman of the Board              May 23, 2003
 ---------------------------    of Directors (Principal Financial
      Felizian Paul             Officer and Principal Accounting Officer)


 /s/  ALIE CHANG                President and Chief Executive      May 23, 2003
 ---------------------------    Officer and Director
      Alie Chang


 /s/  ANGI MA                   Secretary and Director             May 23, 2003
 ---------------------------
      Angi Ma

                                  CERTIFICATION
                                  -------------
I, Alie Chang, as the Chief Executive Officer of EarthNetMedia, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of EarthNetMedia, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 23, 2003                                  /s/ ALIE CHANG
                                                     -----------------
                                                     Alie Chang
                                                     Chief Executive Officer
                                                     EarthNetMedia, Inc.

                                  CERTIFICATION
                                  -------------
I, Felizian Paul, as the Chief Financial Officer of EarthNetMedia, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of EarthNetMedia, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 23, 2003                                   /s/ FELIZIAN PAUL
                                                      ----------------------
                                                      Felizian Paul
                                                      Chief Financial Officer
                                                      EarthNetMedia, Inc.