Form 10QSB
period 2003-03-31
EARTHNETMEDIA INC
filed 2003-05-23
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)




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

As of May 20, 2003, approximately 44,258,802 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                               EARTHNETMEDIA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2003
                                                                         Page

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet at March 31, 2003                                    4

        Statements of Operations for the Three Months
        ended March 31, 2003 and 2002 (Unaudited)                          5

        Statements of Cash Flows for the Three Months
        ended March 31, 2003 and 2002 (Unaudited)                          6

        Notes to the Unaudited Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               15


PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                 19

Item 2. Changes in Securities                                             19

Item 3. Defaults upon Senior Securities                                   20

Item 4. Submission of Matters to Vote of Security Holders                 20

Item 5. Other Information                                                 20

Item 6. Exhibits and Reports on Form 8-K                                  20

Signatures and Certifications                                             21

Exhibit 99.1 Certification pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002                                               22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                               EARTHNETMEDIA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS

Cash in banks                                                       $     3,675
                                                                    -----------
         TOTAL CURRENT ASSETS                                             3,675

PROPERTY AND EQUIPMENT
Office equipment                                                          8,518
Accumulated depreciation                                                 (7,124)
                                                                    -----------
         TOTAL PROPERTY AND EQUIPMENT, NET                                1,394

OTHER ASSETS
Prepaid expenses                                                            463
Investment                                                               15,000
                                                                    -----------
                                                                         15,463
                                                                    -----------
TOTAL ASSETS                                                        $    20,532
                                                                    ===========
                         LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable                                                    $    81,668
Accrued compensation payable                                            930,477
Accrued rent payable                                                     20,400
Deferred credits                                                              -
Other accrued expenses                                                   78,010
Note payable                                                             37,500
Loans from stockholders                                                   7,948
                                                                    -----------
TOTAL LIABILITIES                                                     1,156,003
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - authorized
100,000,000 shares at $0.001 par value;
issued and outstanding 44,258,802 shares                                 44,259
Additional paid-in capital                                            1,587,663
Deficit accumulated during the
development stage                                                    (2,767,393)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,135,471)
                                                                    -----------

                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $    20,532
                                                                    ===========

                 See accompanying notes to financial statements.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                      AND INCEPTION THROUGH MARCH 31, 2003


                                                                       4/11/00-
                                         3/31/02        3/31/03        3/31/03
                                     ------------   ------------   ------------

REVENUES                             $          -   $     58,016   $     58,016

COST OF REVENUES                                -         34,800         34,800
                                     ------------   ------------   ------------
GROSS PROFIT                                    -         23,216         23,216

OPERATING EXPENSES
     Consultants                                -         18,750        333,799
     Compensation                          95,436        109,014        922,093
     Professional fees                     12,434          3,650        274,932
     Production cost write-off                  -              -        629,524
     Other expenses                        78,734         43,139        553,996
     Interest                               6,754            900         74,665
                                     ------------   ------------   ------------

TOTAL OPERATING EXPENSES                  193,358        175,453      2,789,009
                                     ------------   ------------   ------------

INCOME TAXES                                  800            800          1,600
                                     ------------   ------------   ------------

NET LOSS                             $   (194,158)  $   (153,037)  $ (2,767,393)
                                     ============   ============   ============



Basic and diluted
  loss per common share              $      (0.01)  $      (0.02)  $      (0.07)
                                     ============   ============   ============

Weighted Average Outstanding Shares *  36,423,600     44,258,802     39,499,357
                                     ============   ============   ============

* The basic and diluted loss per share has been restated to retroactively effect a 1:6 forward stock split on January 20, 2003.

   Weighted average number of shares used to compute the basic and diluted loss per share ins the same since the effect of dilutive securities is anti-dilutive.



                 See accompanying notes to financial statements.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                      AND INCEPTION THROUGH MARCH 31, 2003
                                   (Unaudited)

                                                                          4/11/00-
                                              3/31/02       3/31/03       3/31/03
                                           -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                   $  (194,158)  $  (153,037)  $(2,767,393)
Depreciation and amortization                    4,738           450        84,961
(Increase) decrease in prepaid expenses        (19,548)       19,471          (463)
Increase in accrued expenses                   110,961       130,888       785,177
Increase (decrease) in accounts payable        (15,274)         (675)       81,668
Decrease in deferred credits                         -        (7,730)            -
Profit on sale of automobile                         -             -        (4,000)
Increase in development costs                  (21,680)            -      (301,571)
Impairment in value of development costs             -             -       824,848
                                           -----------   -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES         (134,961)      (10,633)   (1,296,773)
                                           -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in stockholder loans       (55,554)        5,028        37,948
Issuance of note payable                             -             -        37,500
Issuance of common stock                       180,300             -     1,313,960
                                           -----------   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      124,746         5,028     1,389,408
                                           -----------   -----------   -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES
Purchase of property and equipment             (16,903)            -       (53,662)
Organizational costs                                 -             -       (25,000)
Investment                                           -             -       (15,000)
                                           -----------   -----------   -----------
NET CASH USED FOR INVESTING ACTIVITIES         (16,903)            -       (93,662)
                                           -----------   -----------   -----------

CASH INCR (DECR) FOR PERIOD                    (27,118)       (5,605)       (1,027)

CASH, BEGINNING OF PERIOD                       67,255         9,280         4,702

                                           -----------   -----------   -----------
CASH, END OF PERIOD                        $    40,137   $     3,675   $     3,675
                                           ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the year for interest    $       -   $        -   $         -
 Cash paid during the year for income taxes$       -   $        -   $         -

                 See accompanying notes to financial statements.

                               EARTHNETMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BUSINESS

         EarthNetMedia, Inc. (hereinafter, the "Company") was organized as a Nevada corporation on April 11, 2000, and currently has its principal offices in Santa Monica, California. The Company has been in a development stage since its inception.

         On May 25, 2000, the Company acquired all of the assets and liabilities of Pac Pacific Group International, Inc., a corporation owned by the principal shareholders of the Company (hereinafter, "PPGI"), in exchange for 31,542,00 shares of the Company's Common Stock. Following this acquisition, the Company has continued with PPGI's business of producing and distributing television programming for both the Chinese and English media markets. Currently, its principal television programming is directed at the "U.S. life style" or home improvement market in China.

         In September 2002 the Company participated in the formation of a company in China ("Newco") in order to comply with various Chinese laws and regulations regarding how foreign companies may do business in China and receive payments from Chinese customers. Under Chinese law, the total required minimum capital of Newco is $200,000 in cash. As of March 31, 2003 the Company had invested $15,000 in cash in Newco, and a related party of the Company (the brother of the Company's CEO) had invested $35,000 in cash. The Company therefore currently has a 30% interest in Newco, and since Newco has had no activities to date the Company's initial $15,000 has been shown as an investment on the balance sheet. It is intended, upon completion of the required funding of the Company, that the Company will contribute a further $150,000 in cash to Newco, at which point the Company will have a 75% controlling interest. This would also fulfill the minimum capital requirement of $200,000 required under Chinese law, enabling Newco to commence operations.


NOTE 2.  BASIS OF PRESENTATION

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Such interim financial statements do not include all of the information and disclosure required by generally accepted accounting principles for year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the year ended December 31, 2002, as included in the Company's
2002 Annual Report on Form 10-KSB (the "Annual Report") filed with the Securities and Exchange Commission. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

         In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2003, respectively, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the entire fiscal year.

Going Concern

         The Company's financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated $(2,767,393) of operating losses during its development stage of operations from its inception on April 11, 2000 through March 31, 2003. As of December 31, 2002, the Company's total liabilities exceeded its total assets by $1,135,471. The Company continues to seek additional capital from qualified investors through the exercise of its outstanding C and D Warrants, and to generate revenues from various business opportunities.

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

Reclassifications

         Certain amounts included in the March 31, 2002 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on the reported net loss or net cash flows.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive. Such amounts have been adjusted for the six for one stock split which occurred in January 2003:

For the 3 Months Ended March 31
----------      ----------
   2002            2003
----------      ----------
31,564,800          --       A Warrants issued in conjunction with December 2001 Offering
35,892,000          --       B Warrants issued in conjunction with December 2001 Offering
35,862,000      35,856,000   C Warrants issued in conjunction with December 2001 Offering
35,892,000      35,892,000   D Warrants issued in conjunction with December 2001 Offering


The Company had common stock and potential common stock as follows:

                                For the Three Months      Inception to date
                                  Ended March 31,           April 11, 2000-
                                  2001        2002          March 31, 2003
                              (Unaudited) (Unaudited)         (Unaudited)
                               ----------  ----------         ----------

Weighted-average common
shares outstanding during
the period                     36,423,600  44,258,802         39,499,357

Incremental shares assumed
to be outstanding since the
beginning of the period
related to stock options
and warrants outstanding               --          --                 --
                               ----------  ----------         ----------
Fully Diluted Weighted-Average
Common Stock and Potential
Common Stock                   36,423,600  44,258,802         39,499,357
                               ==========  ==========         ==========



NOTE 3.  RECENT PRONOUNCEMENTS

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

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. . The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

         On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.


NOTE 4.  STOCKHOLDERS' EQUITY

         In December 2001, the Company sold 600,000 Units (as adjusted for the stock split in January 2003) (the "Offering"). Each Unit consisted of one share of the Company's $0.001 par value common stock (the "Common Stock"), coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). The sales price for each Unit was $1.00.

         After the complete Offering was sold, the Warrants immediately became separately transferable from the Common Stock. Each A Warrant entitles the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $1.50 at any time up through March 20, 2002. Each B Warrant entitles the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $1.75 at any time through June 20, 2002. Each C Warrant entitles the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $2.00 at any time through September 20, 2002. Each D Warrant entitles the holder thereof to purchase one share (presplit) of Common Stock at an exercise price of $2.25 at any time through December 20, 2002.

         On May 6, 2002, the Board of Directors agreed to reduce the exercise price of the then outstanding B Warrants and C Warrants to $1.25 per share (presplit) for all shares of Common Stock purchased through exercise of these warrants on or before June 20, 2002. The Board of Directors also agreed to reduce the exercise price of the C Warrants to $1.50 per share (presplit) for all shares of Common Stock purchased after June 20, 2002 but prior to 3:30 PM on August 2, 2002. After the latter date, the exercise price of the remaining C Warrants reverted to the original price of $2.00 per share (presplit). On September 18, 2002, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants to 3:30 PM Pacific Time on December 20, 2002. All other terms and conditions of the C Warrants remained unchanged.

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

         Through March 31, 2003, a total of 1,090,800 A Warrants, 144,000 B Warrants, 24,000 C Warrants and 18,000 D Warrants have been exercised. There remain outstanding 5,976,000 C Warrants and 5,982,000 D Warrants.

         Effective as of April 29, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on June 30, 2003. All other terms and conditions of the C Warrants and D Warrants (as previously amended) remain unchanged.


NOTE 5.  NOTES PAYABLE AND SECURITY AGREEMENT

         On April 11, 2002, the Company borrowed $37,500 under a note payable which bears interest at eight percent (8%). The principal of the note is to be repaid out of ten percent (10%) of proceeds realized by the Company after that date from the exercise of its outstanding warrants.

         The Company had been obligated under several unsecured loan agreements to Phil Paul and Alie Chang, currently its executive officers and principal stockholders (hereinafter collectively the "Principal Stockholders"). During 2001 and 2002, amounts were advanced by them to the Company on an unsecured basis, in order to help fund the operations of the Company. Such amounts bore interest at eight percent (8%) and were due upon demand. There had also been an unsecured note payable to the Principal Stockholders in the amount of $300,000, which also bore interest at eight percent (8%) from its inception in May 2000. One half of the principal ($150,000) was payable by November 30, 2002 and the remainder by November 30, 2003, together with all accrued interest.

         In July 2002, the Company requested additional funding from the Principal Stockholders. The Principal Stockholders advised the Company that in order for them to continue to provide funding to the Company, the existing $300,000 note had to be amended to include all other cash advances made by them, and the note and all other obligations owed to them by the Company had to be secured by all of the assets of the Company. Accordingly, as of July 1, 2002, the Company entered into a single amended and restated note, encompassing obligations owed under the original note plus all other cash advances made by the Principal Stockholders. Amounts outstanding under this amended and restated note bear interest at eight percent (8%); they are payable on demand, but in no event later than December 31, 2005.

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

NOTE 7.  RELATED PARTY TRANSACTIONS

         See Note 5 regarding the Company's notes payable to the Principal Stockholders.

         The Company rents space from its principal stockholders in Santa Monica, California for use as offices and television production facilities. The annual rent payable by the Company is $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made to this property by the Company during fiscal 2002 or 2003.

         The Company has retained the services of Ms. Alie Chang, the Company's President and Chief Executive Officer and a principal stockholder, as host for its television programs and other executive services, for which the Company pays Ms. Chang a salary of $180,000 plus a $750 monthly automobile allowance. All of Ms. Chang's compensation for the periods through March 31, 2003 remained unpaid as of March 31, 2003.

         The Company retained the services of Mr. Phil Paul, the Company's Chairman of the Board of Directors and a principal stockholder, for which the Company pays Mr. Paul a salary of $180,000 plus a $750 monthly automobile allowance. All of Mr. Paul's compensation for the periods through March 31, 2003 remained unpaid as of March 31, 2003.


NOTE 8.  SUBSEQUENT EVENTS

         Effective as of April 29, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on June 30, 2003. All other terms and conditions of the C Warrants and D Warrants (as previously amended) remain unchanged.


NOTE 9.  INCOME TAXES

         No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through March 31, 2003, the Company incurred net operating losses for tax purposes of approximately $2,700,000. Differences between financial statement and tax losses consist primarily of amortization allowance, was immaterial at March 31, 2003. The net operating loss carryforwards may be used to reduce taxable income through the year 2022. Net operating losses for carry-forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

         The net deferred tax asset balance, due to net operating loss carryforwards, as of March 31, 2003 was approximately $1,080,000. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carryforwards cannot reasonably be assured.

PART I - FINANCIAL INFORMATION

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


Corporate Overview
------------------
         EarthNetMedia, Inc., a Nevada corporation (the "Company"), has been a development stage company since its inception in April 2000, and has not generated any operating revenues. Except for the sale of units, which included shares of its $0.001 par value common stock (the "Common Stock"), in December 2001 (the "Offering"), and the sales of Common Stock through the exercise of Warrants since that date, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul, and (b) the deferral of compensation and other amounts due to these individuals from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan and to generate operating revenues.

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

         In July 2002, the Company, together with a joint venture partner Beijing Sino-Con Science & Technology Ltd., was appointed by China State Construction Engineering Corp. (CSCEC) as the exclusive organizers of the American Pavilion at a government-sponsored convention which was held at the China Architectural Center in Beijing, China on March 1-4, 2003. The convention was planned for international building product and service firms interested in participating in the bidding process being conducted by the Chinese government and private sector construction and development firms for the construction expenditures to be spent on projects related to the 2008 Olympic Games being held in Beijing. It is the beginning phase of the construction planning process that will extend through 2008. As organizer of the U.S. pavilion at the convention, the Company identified potential participants in the convention, contacted them and obtained their agreement to participate. The Company earned approximately $58,000 in gross fees from arranging for U.S. companies to become exhibitors at the convention. The Company hopes to obtain follow-on work from these companies, consulting with them regarding their entry into or expansion in the Chinese construction market.

Critical Accounting Policies
----------------------------
         The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's financial statements and accompanying notes. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.


         The costs of the Company's television programming, both that acquired from the Company's predecessor and costs incurred to produce programming incurred since that date, were capitalized as development costs. Such costs were expected to be amortized as the programs are broadcast, in proportion to the total revenue expected to be realized from each program. No revenues have been recognized with respect to such programming since inception, and accordingly no amortization has been recorded.

         In order to successfully distribute its television programming in China and other markets, the Company must produce a sufficient number of episodes, which requires significant capital. To date, the Company has not been able to obtain sufficient capital for this purpose, and accordingly has not been able to make production commitments necessary to be able to enter into the types of television distribution arrangements which are normal in China. In light of these factors, and the applicable accounting standards, the Company wrote off all of the accumulated costs of its television programming as of December 31, 2002, a total of $563,101, as well as the net book value of its related production equipment, a total of $66,423.


Results of Operations
---------------------
         As noted above, the Company has not had sufficient capital to implement much of its core business plan, most particularly the production and licensing of its television programming. However, during the current year the Company has been devoting significant efforts to raising additional capital, to developing an overall marketing plan, to planning for the production of its television programming and to negotiating licensing agreements with broadcasters in China and the United States. As a result of the foregoing, the Company has been incurring significant operating expenses without any corresponding revenue. This is expected to continue in the near term until the Company is able to obtain the capital necessary to implement its business plan.

         During the three months ended March 31, 2003, operating expenses increased approximately $16,000 as compared to the similar period during 2002. Approximately $19,000 of this increase resulted from the cost of certain financial consultants hired during 2002. Compensation costs increased approximately $14,000 due to the fact that during 2003 no such costs were capitalized to development cost, offset by the effects of a lower number of employees. Interest expense was lower during 2003 because of the reduced level of the Company's indebtedness.


Liquidity and Capital Resources
-------------------------------
         The Company has been a development stage company since its inception in April 2000, and has not generated any operating revenues. Except for the sale of Common Stock and Warrants in December 2001, and the exercise of a limited number of its outstanding Warrants, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Phil Paul (hereinafter collectively referred to as the "Principal Stockholders"), and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate any operating revenues.

         Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $(2,767,393) of operating losses during its development stage from April 11, 2000 through March 31, 2003. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of June 30, 2003. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

         The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

Risk Factors
------------
         The Company is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang, who has entered into a six-year employment agreement with the Company commencing January 1, 2001. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of EarthNetMedia and its future "Alie" branded merchandise, as well as serving as a senior executive and primary creative force within the Company.

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


Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities

Use of Proceeds; Changes in Terms of C Warrants and D Warrants
--------------------------------------------------------------
         The Company filed a registration statement on Form SB-2, as amended, with respect to the Offering; this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 600,000 Units (as adjusted for a stock split in January 2003) pursuant to the Offering at a price of $1.00 per Unit. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). All of the A Warrants and B Warrants have been exercised or expired unexercised.

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

         Through March 31, 2003, a total of $318,200 in gross proceeds was realized to the Company through the exercise of Warrants, in addition to the $100,000 in gross proceeds realized from the sale of the Units. There remain outstanding 5,976,000 C Warrants and 5,982,000 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $1,913,520 in additional gross proceeds from the exercise of the Warrants.

         The expenses incurred by the Company through March 31, 2003, with respect to the realization of these proceeds were as follows:


                  Legal fees (paid by issuance
                  of 75,000 shares of Common Stock
                  at $1.00 per share)                             $ 75,000
                  Stock transfer fees                                3,315
                  Accounting                                        22,975
                  Commissions                                       38,467
                  Miscellaneous                                     14,122
                                                              ------------
                  Total                                           $153,879
                                                              ------------


Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the Warrants through March 31, 2003, approximately $108,000 was used to repay a portion of the advances made by Phil Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds have been utilized for the Company's working capital requirements.


Item 3.  Defaults Upon Senior Securities

Not applicable


Item 4.  Submission of Matters to Vote of Securities Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K.


(a) EXHIBITS


         99.13    Certification by Chief Executive and Chief Financial Officers

(b) FORM 8-K

         On January 15, 2003, the Company filed a Form 8-K with respect to its proposed business plan and related operating budget.


         On March 20, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

         On April 29, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

         On May 22, 2003, the Company filed a Form 8-K with respect to the termination of Singer Leewak Greenbaum & Goldstein, LLP, as its independent accountants and the engagement of Kabani & Company, Inc., as its independent accountants.












                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTHNETMEDIA, INC.


Date:  May 23, 2003                   By: /s/ Alie Chang
                                        -----------------------------------
                                        Alie Chang
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  May 23, 2003                   By: /s/ Felizian Paul
                                        -----------------------------------
                                        Felizian Paul
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                           CERTIFICATION OF PRESIDENT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alie Chang, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 23, 2003

                                            /s/ Alie Chang
                                            ------------------------------------
                                            Alie Chang
                                            President & Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Felizian Paul, certify that:

1.   I have  reviewed  this  Quarterly  Report on Form 10-KSB of  EarthNetMedia,
     Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 23, 2003

                                            /s/ Felizian Paul
                                            ------------------------------------
                                            Felizian Paul
                                            Chief Financial Officer