Form 10QSB
period 2003-06-30
EARTHNETMEDIA INC
filed 2003-08-19
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

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

As of August 14, 2003, approximately 44,258,802 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS







                               EARTHNETMEDIA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003












                               EARTHNETMEDIA, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)



                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                  (Unaudited)            (Audited)
                                                                                     June 30,         December 31,
                                                                                        2003                 2002
                                                                                   __________         ____________

                                     ASSETS

Current
   Cash                                                                            $        -         $      9,280
                                                                                   __________         ____________
                                                                                           25                9,280
Property and Equipment
   Office equipment                                                                     8,518                8,518
   Less:  Accumulated amortization                                                     (7,574)              (6,674)
                                                                                   __________         ____________
                                                                                          944                1,844
Prepaid expenses                                                                           25               19,934
Investment                                                                             15,000               15,000
                                                                                   __________         ____________
                                                                                   $   15,969         $     46,058
                                                                                   ==========         ============

                                   LIABILITIES
Current
   Bank indebtedness                                                               $    2,706         $          -
   Accounts payable and accrued liabilities                                           210,684              159,453
   Accrued compensation payable                                                     1,019,889              820,889
   Deferred credits                                                                         -                7,730
   Note payable                                                                        37,500               37,500
   Loans from stockholders                                                             50,831                2,920
                                                                                   __________         ____________
                                                                                    1,321,610            1,028,492
                                                                                   __________         ____________

                            STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value
    100,000,000 shares authorized
     44,258,802 shares outstanding (December 31, 2002: 44,258,802)                     44,259               44,259
Additional paid in capital                                                          1,587,663            1,587,663
Deficit accumulated during the development stage                                   (2,937,563)          (2,614,356)
                                                                                   __________         ____________
                                                                                   (1,305,641)            (982,434)
                                                                                   __________         ____________
                                                                                   $   15,969         $     46,058
                                                                                   ==========         ============

                             SEE ACCOMPANYING NOTES



                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2003 and 2002
   and for the period April 11, 2000 (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                            April 11, 2000
                                                                                                            (Date of Incor-
                                          Three months ended                   Six months ended              poration) to
                                               June 30,                            June 30,                    June 30,
                                         2003             2002            2003               2002              2003
                                    ___________       ___________      ___________         ___________      _______________

Revenues                            $         -       $         -      $    58,016         $         -       $    58,016
Cost of revenues                           2,576                -           37,376                   -            37,376
                                    ___________       ___________      ___________         ___________       ___________
Gross profit (loss)                      (2,576)                -           20,640                   -            20,640
                                    ___________       ___________      ___________         ___________       ___________
Expenses
  Consulting fees                         1,650            18,750           20,400              18,750           335,449
  Compensation                          113,076           126,254          222,090             221,690         1,035,169
  Interest                                1,986             7,357            2,886              14,111            76,651
  Other expenses                         39,213           113,279           83,152             174,783           594,809
  Production cost write-offs                  -                 -                -                   -           629,524
  Professional fees                      11,669            49,452           15,319              79,916           286,601
                                    ___________       ___________      ___________         ___________       ___________
                                        167,594           315,092          343,847             509,250         2,958,203
                                    ___________       ___________      ___________         ___________       ___________
Net loss                              $(170,170)      $  (315,092)     $  (323,207)        $  (509,250)      $(2,937,563)
                                    ===========       ===========      ===========         ===========       ===========
Basic loss per share                  $   (0.00)      $     (0.05)     $     (0.01)        $     (0.08)
                                    ===========       ===========      ===========         ===========
Weighted average number
 of shares outstanding               44,258,802        36,497,142       44,258,802          36,663,066
                                    ===========       ===========      ===========         ===========

                             SEE ACCOMPANYING NOTES




                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                 for the six  months  ended  June  30,  2003 and
                    2002,   and  for  the  period   April  11,   2000  (Date  of
                    Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                                                                                  April 11, 2000
                                                                                                 (Date of Incor-
                                                                 Six months ended                  poration) to
                                                                     June 30,                        June 30,
                                                               2003                  2002                 2003
                                                             _________            _________           ___________

Cash Flows used in Operating Activities
   Net loss for the period                                   $(323,207)           $(509,250)          $(2,937,563)
   Non-cash items:
     Amortization                                                  900                 9,663               85,411
     Gain on sale of asset                                           -                    -                (4,000)
     Write-off of development cost                                   -                    -               824,848
   Changes in non-cash working capital
    items related to operations
     Prepaid expenses                                           19,909              (68,799)                  (25)
     Accounts payable and accrued liabilities                   51,231              249,340               133,574
     Accrued compensation payable                              199,000                    -             1,088,989
     Deferred credits                                           (7,730)                   -                     -
                                                             _________            _________           ___________
                                                               (59,897)            (319,046)             (808,766)
                                                             _________            _________           ___________
Cash Flows used in Investing Activities
   Development costs                                                 -              (37,354)             (301,571)
   Purchase of property and equipment                                -              (26,102)              (53,662)
   Organizational costs                                              -                    -               (25,000)
   Investment                                                        -                    -               (15,000)
                                                             _________            _________           ___________
                                                                     -              (63,456)             (395,233)
                                                             _________            _________           ___________
Cash Flows from Financing Activities
   Bank indebtedness                                             2,706                    -                 2,706
   Increase (decrease) in stockholders loans                    47,911              (11,923)              545,131
   Issuance of note payable                                          -               37,500                37,500
   Issuance of common stock                                          -              295,700               613,960
                                                             _________            _________           ___________
                                                                50,617              321,277             1,199,297
                                                             _________            _________           ___________

Decrease in cash during the period                           $  (9,280)           $ (61,225)          $    (4,702)

Cash, beginning of the period                                    9,280               67,255                 4,702
                                                             _________            _________           ___________
Cash, end of the period                                      $       -            $   6,030           $         -
                                                             =========            =========           ===========
Supplementary disclosure of cash flow information
Cash paid for:
     Interest                                                $       -            $       -           $         -
                                                             =========            =========           ===========
     Income taxes                                            $     800            $       -           $     1,600
                                                             =========            =========           ===========
                             SEE ACCOMPANYING NOTES




                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY for
            the period April 11, 2000 (Date of Incorporation) to June
                                    30, 2003
                             (Stated in US Dollars)


                                                                                              Deficit
                                                                                            Accumulated
                                                                           Additional       During the
                                                 Common Shares              Paid-in         Development
                                                 -------------
                                            Number         Par Value        Capital            Stage            Total

Issued pursuant to an asset
 purchase agreement - at $0.0008            31,542,000  $        5,257  $        19,744  $             -   $        25,001
Issuance of shares for services
 - at $0.1016                                3,840,000             640          389,360                -           390,000
Additional capital infusion                          -               -           98,721                -            98,721
Net loss for the period                              -               -                -     (    315,568)     (    315,568)
                                            __________  ______________  _______________  _______________   _______________
Balance, as at December 31, 2000            35,382,000           5,897          507,825     (    315,568)          198,154

Issuance of shares for cash
 - at $0.1775                                  690,000             115          122,385                -           122,500
Net loss for the year                                -               -                -     (    753,663)     (    753,663)
                                            __________  ______________  _______________  _______________   _______________
Balance, as at December 31, 2001            36,072,000           6,012          630,210     (  1,069,231)     (    433,009)

Effect of forward stock split 1:6                    -          36,883     (     36,883)               -                 -
Issuance of shares for cash
 - at $0.2492                                1,186,800             197          295,503                -           295,700
Issuance of shares for debt
 - at $0.1000                                7,000,002           1,167          698,833                -           700,000
Net loss for the year                                -               -                -     (  1,545,125)     (  1,545,125)
                                            __________  ______________  _______________  _______________   _______________
Balance, as at December 31, 2002            44,258,802          44,259        1,587,663     (  2,614,356)     (    982,434)
Net loss for the period                              -               -                -     (    323,207)     (    323,207)
                                            __________  ______________  _______________  _______________   _______________

                             SEE ACCOMPANYING NOTES


                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        INTERIM REPORTING

              The accompanying unaudited interim financial statements have been prepared by Earthnetmedia, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2002, as filed with the United States Securities and Exchange Commission.

              The results of operations for the six months ended June 30, 2003 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2003, the Company has a working capital deficiency of $1,321,610, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $2,937,563 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        COMMON STOCK

              As at June 30, 2003 the Company has a total of 5,976,000 C Warrants and 5,982,000 D Warrants outstanding with exercise prices of $0.12 and $0.20 per share of Common Stock respectively. On June 27, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C and D Warrants to September 30, 2003.

Note 4        COMPARATIVE FIGURES

              The Comparative figures have been restated to conform with the presentation adopted in the current period.

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


LIQUIDITY AND CAPITAL RESOURCES

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS

     31.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        EARTHNETMEDIA, INC.


Date:  August 19, 2003                  By: /s/ Alie Chang
                                        -----------------------------------
                                        Alie Chang
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 19, 2003                  By: /s/ Felizian Paul
                                        -----------------------------------
                                        Felizian Paul
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)