Form 10QSB/A
period 2003-06-30
EARTHNETMEDIA INC
filed 2003-08-28
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1


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

         In order to successfully distribute its television programming in China and other markets, the Company must produce a sufficient number of episodes, which requires significant capital. To date, the Company has not been able to obtain sufficient capital for this purpose, and accordingly has not been able to make production commitments necessary to be able to enter into the types of television distribution arrangements which are normal in China. In light of these factors, and the applicable accounting standards, the Company wrote off all of the accumulated costs of its television programming as of December 31,2002, a total of $563,101, as well as the net book value of its related production equipment, a total of $66,423.


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

         During the six months ended June 30, 2003, operating expenses decreased approximately $165,000 as compared to the similar period during 2002. Approximately $64,600 of this decrease is due to decline in professional fees, a decline of $91,600 in other expenses and a decline in interest of $11,000. The decline is due to the fact that the Company was just maintaining it operations in 2003 as compared to full production in the prior year.


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

         Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $(2,937,563) of operating losses during its development stage from April 11, 2000 through June 30, 2003. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of September 30, 2003. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

         The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

RISK FACTORS

         The Company is highly dependent in many parts of its business plan upon the services of its co-founder and Chief Executive Officer, Alie Chang, who has entered into a six-year employment agreement with the Company commencing January 1, 2001. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of EarthNetMedia and its future "Alie" branded merchandise, as well as serving as a senior executive and primary creative force within the Company.

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

Item 2.  CHANGES IN SECURITIES

USE OF PROCEEDS; CHANGES IN TERMS OF C WARRANTS AND D WARRANTS

         The Company filed a registration statement on Form SB-2, as amended,with respect to the Offering; this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 600,000 Units (as adjusted for a stock split in January 2003)pursuant to the Offering at a price of $1.00 per Unit. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the"Warrants"). All of the A Warrants and B Warrants have been exercised or expiredunexercised.

         In December 2002, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of shares of Common Stockfrom 50,000,000 shares to 100,000,000. Effective as of January 20, 2003, the number of the Company's then outstanding shares of Common Stock and then outstanding C Warrants and D Warrants were increased on a six for one basis. Accordingly, the shares of the Company's Common Stock which may be purchased through exercise of the C Warrants and D Warrants were correspondingly increased on a six for one basis. At the same time, the exercise price per share under the terms of these C Warrants and D Warrants were divided by six, to $0.22 per share for the C Warrants and $0.375 per share for the D Warrants.

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

         Effective as of May 16, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on September 30, 2003. All other terms and conditions of the C Warrants and D Warrants (as previously amended)remain unchanged.

         Through June 30, 2003, a total of $318,200 in gross proceeds was realized to the Company through the exercise of Warrants, in addition to the $100,000 in gross proceeds realized from the sale of the Units. There remain outstanding 5,976,000 C Warrants and 5,982,000 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $1,913,520 in additional gross proceeds from the exercise of the Warrants.

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
                                                              ------------

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the Warrants through June 30, 2003, approximately $108,000 was used to repay a portion of the advances made by Phil Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds have been utilized for the Company's working capital requirements.


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

         On May 27, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

         On August 21, 2003, the Company filed a Form 8-K with respect to the engagement of Amisano Hanson, Certified Public Accountants, as its independent accountants.



                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EARTHNETMEDIA, INC.


Date:  August 27, 2003                  By: /s/ Alie Chang
                                        -----------------------------------
                                        Alie Chang
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 27, 2003                  By: /s/ Felizian Paul
                                        -----------------------------------
                                        Felizian Paul
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)