Form 10QSB
period 2003-09-30
EARTHNETMEDIA INC
filed 2003-11-14
CIK 1137117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                               EARTHNETMEDIA, INC.
              ____________________________________________________
              (Exact Name of Small Business Issuer In Its Charter)



        NEVADA                    333-57514                      95-4834274
______________________           ___________                 ___________________
(State or Jurisdiction           (Commission                  (I.R.S. Employer
  of Incorporation)                File No.)                 Identification No.)


                                222 AMALFI DRIVE
                             SANTA MONICA, CA 90402
                               TEL: (310) 459-1081
          _____________________________________________________________
          (Address and Telephone Number of Principal Executive Offices)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 30, 2003, approximately 44,258,802 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                               EARTHNETMEDIA, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2003

                             (Stated in US Dollars)

                                   (Unaudited)



                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                    (Audited)
                                                                              September 30,       December 31,
                                ASSETS                                             2003               2002
                                                                                   ----               ----
Current
   Cash                                                                      $           401     $         9,280
                                                                             ---------------     ---------------
                                                                                         401               9,280
                                                                             ---------------     ---------------
Property and Equipment
   Office equipment                                                                    8,518               8,518
   Less:  Accumulated amortization                                             (       8,024)      (       6,674)
                                                                             ---------------     ---------------
                                                                                         494               1,844
                                                                             ---------------     ---------------
Prepaid expenses                                                                       1,425              19,934
Investment                                                                            15,000              15,000
                                                                             ---------------     ---------------
                                                                             $        17,320     $        46,058
                                                                             ===============     ===============
                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                  $       235,149     $       159,453
   Accrued compensation payable                                                    1,114,389             820,889
   Deferred credits                                                                        -               7,730
   Note payable                                                                       37,500              37,500
   Loans from stockholders                                                            61,939               2,920
                                                                             ---------------     ---------------
                                                                                   1,448,977           1,028,492
                                                                             ---------------     ---------------

                            STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value
    100,000,000 shares authorized
     44,258,802 shares outstanding (December 31, 2002: 44,258,802)                    44,259              44,259
Additional paid in capital                                                         1,587,663           1,587,663
Deficit accumulated during the development stage                                (  3,063,579)       (  2,614,356)
                                                                             ---------------     ---------------
                                                                                (  1,431,657)       (    982,434)
                                                                             ---------------     ---------------
                                                                             $        17,320     $        46,058
                                                                             ===============     ===============

                             SEE ACCOMPANYING NOTES



                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2003 and 2002 and for the period April 11, 2000 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                            April 11, 2000
                                                                                                            (Date of Incor-
                                          Three months ended                   Nine months ended             poration) to
                                             September 30,                       September 30,               September 30,
                                         2003             2002               2003              2002              2003
                                         ----             ----               ----              ----              ----

Revenues                           $             -   $             -  $        58,016     $             -  $        58,016
Cost of revenues                               205                 -           37,581                   -           37,581
                                   ---------------   ---------------  ---------------     ---------------  ---------------
Gross profit (loss)                   (        205)                -           20,435                   -           20,435
                                   ---------------   ---------------  ---------------     ---------------  ---------------
Expenses
  Consulting fees (recovery)          (        954)           20,750           19,446              39,500          334,495
  Compensation                              93,290           104,915          315,380             326,605        1,128,459
  Interest                                     796             8,205            3,682              22,316           79,047
  Other expenses                            27,554            36,643          110,706             211,426          620,763
  Production cost write-offs                     -                 -                -                   -          629,524
  Professional fees                          5,125            34,348           20,444             114,264          291,726
                                   ---------------   ---------------  ---------------     ---------------  ---------------
                                      (    125,811)     (    204,861)    (    469,658)      (     714,111)      (3,084,014)
                                   ---------------   ---------------  ---------------     ---------------  ---------------
Net loss                           $  (    126,016)  $  (    204,861) $  (    449,223)    $ (     714,111)  $   (3,063,579)
                                   ===============   ===============  ===============     ===============  ===============

Basic loss per share               $  (       0.00)  $  (       0.01) $  (       0.01)    $  (       0.02)
                                   ===============   ===============  ===============     ===============
Weighted average number
 of shares outstanding                  44,258,802        37,258,800       44,258,802          36,658,878
                                   ===============   ===============  ===============     ===============


                             SEE ACCOMPANYING NOTES



                                                EARTHNETMEDIA, INC.
                                           (A Development Stage Company)
                                         INTERIM STATEMENTS OF CASH FLOWS
                              for the nine months ended September 30, 2003 and 2002,
                  and for the period April 11, 2000 (Date of Incorporation) to September 30, 2003
                                               (Stated in US Dollars)
                                                    (Unaudited)


                                                                                                  April 11, 2000
                                                                                                 (Date of Incor-
                                                                Nine months ended                  poration) to
                                                                  September 30,                   September 30,
                                                            2003                  2002                 2003
                                                            ----                  ----                 ----
Cash Flows used in Operating Activities
   Net loss for the period                          $  (       449,223)   $  (       714,111)  $  (     3,063,579)
   Non-cash items:
     Amortization                                                1,350                27,496               85,861
     Gain on sale of asset                                           -                (4,000)     (         4,000)
     Write-off of development cost                                   -                     -              824,848
   Changes in non-cash working capital
    items related to operations
     Prepaid expenses                                           18,509       (        39,354)     (         1,425)
     Accounts payable and accrued liabilities                   75,696               340,282              158,039
     Accrued compensation payable                              293,500                     -            1,183,489
     Deferred credits                                  (         7,730)                    -                    -
                                                    ------------------    ------------------   ------------------
Cash used in operating activities                      (        67,898)      (       389,687)     (       816,767)
                                                    ------------------    ------------------   ------------------

Cash Flows used in Investing Activities
   Development costs                                                 -       (        68,221)     (       301,571)
   Purchase of property and equipment                                -       (        27,077)     (        53,662)
   Organizational costs                                              -                     -      (        25,000)
   Investment                                                        -       (        15,000)     (        15,000)
                                                    ------------------    ------------------   ------------------
Cash used in investing activities                                    -       (       110,298)     (       395,233)
                                                    ------------------    ------------------   ------------------
Cash Flows from Financing Activities
   Increase in stockholders loans                               59,019               100,280              556,239
   Issuance of note payable                                          -                37,500               37,500
   Issuance of common stock                                          -               295,700              613,960
                                                    ------------------    ------------------   ------------------
Cash provided by financing activities                           59,019               433,480            1,207,699
                                                    ------------------    ------------------   ------------------

                                                                                                      .../Cont'd.

                             SEE ACCOMPANYING NOTES


                              EARTHNETMEDIA, INC.                                                     Continued
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 2003 and 2002,
 and for the period April 11, 2000 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                  April 11, 2000
                                                                                                 (Date of Incor-
                                                                Nine months ended                  poration) to
                                                                  September 30,                   September 30,
                                                            2003                  2002                 2003
                                                            ----                  ----                 ----

Decrease in cash during the period                  $  (         8,879)   $  (        66,505)  $  (         4,301)

Cash, beginning of the period                                    9,280                67,255                4,702
                                                    ------------------    ------------------   ------------------
Cash, end of the period                             $              401    $              750   $              401
                                                    ==================    ==================   ==================
Supplementary disclosure of cash flow information
   Cash paid for:
     Interest                                       $               -     $               -    $               -
                                                    ==================    ==================   ==================
     Income taxes                                   $              800    $               -    $            1,600
                                                    ==================    ==================   ==================



                             SEE ACCOMPANYING NOTES



                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period April 11, 2000 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)


                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional       During the
                                                  Common Shares              Paid-in        Development
                                                  -------------
                                              Number        Par Value        Capital           Stage            Total
                                              ------        ---------        -------           -----            -----
Issued pursuant to an asset
 purchase agreement - at $0.0008              31,542,000  $        5,257 $        19,744  $             -  $        25,001
Issuance of shares for services
 - at $0.1016                                  3,840,000             640         389,360                -          390,000
Additional capital infusion                            -               -          98,721                -           98,721
Net loss for the period                                -               -               -     (    315,568)    (    315,568)
                                              ----------  -------------- ---------------  ---------------  ---------------
Balance, as at December 31, 2000              35,382,000           5,897         507,825     (    315,568)         198,154

Issuance of shares for cash
 - at $0.1775                                    690,000             115         122,385                -          122,500
Net loss for the year                                  -               -               -     (    753,663)    (    753,663)
                                              ----------  -------------- ---------------  ---------------  ---------------
Balance, as at December 31, 2001              36,072,000           6,012         630,210     (  1,069,231)    (    433,009)

Effect of forward stock split 1:6                      -          36,883    (     36,883)               -                -
Issuance of shares for cash
 - at $0.2492                                  1,186,800             197         295,503                -          295,700
Issuance of shares for debt
 - at $0.1000                                  7,000,002           1,167         698,833                -          700,000
Net loss for the year                                  -               -               -     (  1,545,125)    (  1,545,125)
                                              ----------  -------------- ---------------  ---------------  ---------------
Balance, as at December 31, 2002              44,258,802          44,259       1,587,663     (  2,614,356)    (    982,434)
Net loss for the period                                -               -               -     (    449,223)    (    449,223)
                                              ----------  -------------- ---------------  ---------------  ---------------
Balance, as at September 30, 2003             44,258,802  $       44,259 $     1,587,663  $  (  3,063,579) $  (  1,431,657)
                                              ==========  ============== ===============  ===============  ===============


                             SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


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

              The results of operations for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2003, the Company has a working capital deficiency of $1,448,576, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $3,063,579 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        COMMON STOCK

              As at September 30, 2003 the Company has a total of 5,976,000 C Warrants and 5,982,000 D Warrants outstanding with the warrants exercisable into one share per warrant at exercise prices of $0.12 and $0.20, respectively. On September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C and D Warrants to January 31, 2004 and June 30, 2004, respectively.

Note 4        COMPARATIVE FIGURES

              The Comparative figures have been restated to conform with the presentation adopted in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Statements have been made in this report which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "seeks," "potential, "or "continue" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.


CORPORATE OVERVIEW

EarthNetMedia, Inc., a Nevada corporation (the "Company"),has been a Development stage company since its inception in April 2000, and has generated minimal revenues. Except for the sale of units, which included shares of its $0.001 par value common stock (the "Common Stock"), in December 2001 (the "Offering"), and the sales of Common Stock through the exercise of Warrants since that date, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul, and (b) the deferral of compensation and other amounts due to these individuals from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan and to generate operating revenues.

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

Due to the lack of capital funding, the Company has been unable to produce 52 episodes of programming to meet the Chinese TV station requirements. The lack of capital funding has also negated efforts by the Company to implement other parts of its business plan. Most notable in this regard is the Company's inability to implement contextual selling. Manufacturers and distributors of lifestyle products are reluctant to enter into advertising, promotion or product distribution agreements with the Company until they have adequate funding to support the programe of selling their product.

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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,063,579 of operating losses during its development stage from April 11, 2000 through September 30, 2003. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of September 30, 2003. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

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


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract, common contracts, fraud and declaratory relief. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2004.The Company previously established a reserve regarding this litigation, and accordingly the settlement will not have a material adverse effect on the Company's financial statements.

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

Through September 30, 2003, a total of $318,200 in gross proceeds was realized to the Company through the exercise of Warrants, in addition to the $100,000 in gross proceeds realized from the sale of the Units. There remain outstanding 5,976,000 C Warrants and 5,982,000 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $1,913,520 in additional gross proceeds from the exercise of the Warrants.

The expenses incurred by the Company through September30, 2003, with respect to the realization of these proceeds were as follows:

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

     On September 23, 2003, the Company filed a Form 8-K with respect to The termination of Kabani & Company Inc., as its independent accountants and the engagement of Amisano Hanson as its independent accountants. The Board of Directors of the company also agreed to to extend the exercise period of the C Warrants to 3:30 PM Pacific Time January 31, 2004 and the D Warrants to 3:30 PM Pacific Time on June 30, 2004. All other terms and conditions of the C Warrants and D Warrants (as previously amended) remain unchanged).

     On September 25, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EARTHNETMEDIA, INC.


Date:  November 14, 2003                By: /s/ Alie Chang
                                        ___________________________________
                                        Alie Chang
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  November 14, 2003                By: /s/ Felizian Paul
                                        ___________________________________
                                        Felizian Paul
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)