Form 10KSB
period 2003-12-31
EARTHNETMEDIA INC
filed 2004-04-14
CIK 1137117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



                               EARTHNETMEDIA, INC.
               --------------------------------------------------
              (Exact Name of Small Business Issuer In Its Charter)


        NEVADA                     333-57514                      95-4834274
 ---------------------            ----------                  ---------------
(State or Jurisdiction           (Commission                 ( I.R.S. Employer
      of Incorporation)            File No.)                 Identification No.)

                                222 AMALFI DRIVE
                             SANTA MONICA, CA 90402
                               TEL: (310) 459-1081
           -----------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.001
                                 --------------
                                (Title of Class)

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

The Issuer's revenues for its most recent fiscal year.   $360,000

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on the OTC-BB on April 13, 2004, was approximately $4,100,704.

As of April 13, 2004, there were 51,258,800 shares of Registrant's $.001 par value common stock outstanding.

                               EARTHNETMEDIA, INC.

                         2003 Form 10-KSB Annual Report
                                Table of Contents



                                                                            Page

                                     PART I

Item 1.   Description of Business......................................        3

Item 2.   Description of Property......................................        7

Item 3.   Legal Proceedings............................................        7

Item 4.   Submission of Matters to a Vote of Security Holders..........        7

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.....        8

Item 6.   Management's Discussion and Analysis or Plan of Operation....        9

Item 7.   Financial Statements.........................................       11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................       20

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act............       20

Item 10.  Executive Compensation.......................................       21

Item 11.  Security Ownership of Certain Beneficial Owners and Management      27

Item 12.  Certain Relationships and Related Transactions...............       23

                                     PART IV

Item 13.  Exhibits, and Reports on Form 8-K............................       24

Item 14.  Controls And Procedures .....................................       27

          Signatures...................................................       27


Explanatory Note:

Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" is to EarthNetMedia, Inc., a Nevada corporation. All share and per share information contained herein has been adjusted to reflect a one for six forward split of the Company's common stock completed and effected on January 20, 2003.

                                     PART I

Item 1.  Description of Business.
---------------------------------

Forward Looking Statements

Statements have been made in this report which constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "seeks," "potential," or "continue" or the negative of these terms or other imparable terminology. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.


Corporate Overview

Founded in April 2000, EarthNetMedia, Inc. ("EarthNetMedia" or the "Company") is a U.S.-based multimedia and international marketing company which has been positioning itself to become a global multimedia television production and distribution company with the express purpose of producing, distributing and broadcasting entertaining, informative and cross-cultural consumer-oriented shows. The Company's goal is to provide wholesome family-style programming and, in connection with this programming, to merchandise consumer products via television and its Website, to offer favorable prices to the consumer, and to give the Company and its shareholders optimal capital value.

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

"The Art of Living" is the Company's current interior design and lifestyle television series, produced and hosted by EarthNetMedia CEO Alie Chang. It has been broadcast on a sample basis on Beijing television to an audience in excess of 90 million viewers. The Company has positioned itself to be a gateway to China for U.S. and international companies, particularly in the home improvement and technology sectors. The Company plans to cross promote all related products of such companies across all its media assets.

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

EarthNetMedia has been a development stage company since its inception in April 2000. The Company has generated almost no revenue to date, and accordingly has suffered recurring losses from operations; it also has a net capital deficiency of $(595,357) as of December 31, 2003. It is anticipated that, at least until the Company obtains the capital necessary to produce a sufficient number of episodes of television programming, it will generate little or no revenue and will continue to incur significant operating losses and cash flow deficits. Recovery of the value of the Company's assets is dependent upon future events, whether the successful completion of the Company's capital raising efforts or the attainment of profitable operations, which is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The outcome of such events is indeterminable, and these factors raise substantial doubt about the Company's ability to continue as a going concern.

The present executive officers of the Company, Alie Chang and Felizian (Phil) Paul, who are husband and wife, owned approximately 89% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") as of April 13, 2004, and will continue to beneficially own a majority of the Common Stock even if all of the Company's currently outstanding Warrants are exercised. (See Item 11 of this Form 10-KSB.) Accordingly, these individuals (hereinafter sometimes collectively referred to as the "Principal Stockholders") will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

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

Business

EarthNetMedia has identified the following key potential profit centers:

TV Production and Distribution. This is intended to be the core business for EarthNetMedia. Its television programs are aimed at gaining recognition of EarthNetMedia's and Alie's brand name, and achieving access to many potential related business arenas. The Company has been producing a home improvement/interior design show, "The Art of Living--Home Improvement, Interior Design," in a magazine format. Future productions may include, a travel show and a new technology show.

E-Commerce and TV Direct Sales. EarthNetMedia intends to utilize all media resources, including a Website and e-commerce, as well as broadcast, cable and satellite television, to reach the major markets in China, Southeast Asia and the U.S. The Company will cross promote via its Web site and its television program. China Everbright Bank has committed to providing credit and debit cards to EarthNetMedia's customers to be used for TV, Internet, catalog and showroom purchases in China.

Media Buying and Advertising Sales. The demand for furniture and accessories seen on recently broadcast television programming has placed EarthNetMedia in a position to take advantage of the rapid growth of China's home improvement industry. Numerous multi-national home improvement entities have demonstrated interest in advertising their products and services on "The Art of Living"program. 2008 Beijing Olympics Procurement Expo. The Company obtained the exclusive rights from Beijing CSCEC Huashuo Exhibition Co. Ltd., a division of China State Construction (China's largest), to organize the U.S. and European Pavilions at a 2003 Building Products and Services Expo and all subsequent annual Expos leading up to the Beijing Olympics in 2008. The 2003 Expo showcased building materials and interior design products and services directly to the buyers for the major construction projects related to the 2008 Games. CSCEC currently has $22.5 billion in construction contracts planned for the Beijing Olympics. The private sector is committed to spending an additional $33.6 billion on Olympic related projects.

The Company intends to focus as a gateway to China for building material and technology companies with emphasis linked to the 2008 Beijing Olympics and the 2010 Shanghai World Fair.

Capital Requirements. Almost all of the foregoing business opportunities require the Company to have a level of working capital in order for the Company to pursue them. To date, it has not had working capital to pursue these opportunities, and there has not been actually able to conduct business operations in these areas. If it is not able to obtain sufficient working capital, there may be significant doubts about its ability to survive as a going concern.

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

This business structure provides EarthNetMedia with the means to perform contextual selling, linking of lifestyle television programming content with sales of featured lifestyle consumer products, such as wall coverings, home accessories and home improvement items, etc., permitting advertisers to associate with Alie.


Risks

EarthNetMedia is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang, who has entered into a six-year employment agreement with the Company commencing January 1, 2001. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of EarthNetMedia and its future "Alie" branded merchandise, as well as serving as a senior executive and primary creative force within the Company. In order to mitigate these risks, EarthNetMedia is focusing on being the gateway to China for multi-national companies desirous of entering the markets of China.

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

Item 2.  Description of Property.
---------------------------------

The Company during fiscal 2003 rented space from its principal stockholders in Santa Monica, California, on a month-to-month basis for use as offices and television production facilities. The annual rent payable by the Company was $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. On January 1, 2004, the Company terminated the rental agreement, however, still maintains its offices in the same location on a "no-cost" basis. The Company made no significant leasehold improvements to this property during fiscal 2003. See Note 8, "Related Party Transactions," in Item 7 of this Form 10-KSB.

The Company also has the use of office facilities in Beijing, China and Starnberg, Germany. These are month-to-month arrangements with third parties to share such facilities, and the Company does not pay any rent for them.


Item 3.  Legal Proceedings.
---------------------------

On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2004. The Company previously established a reserve regarding this litigation, and accordingly the settlement will not have a material adverse effect on the Company's financial statements.

On October 4, 2003, the Company served notice on NGC Network Asia, LLC, a Notice of Intent to Arbitrate relating to a breach of contract for payments of sums due to Pac Pacific Group Intl., Inc., the predecessor company to EarthNetMedia, Inc. The matter is currently in the discovery phase and no hearing date has been established.



Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

The Company's $.001 par value Common Stock is quoted on the Over The Counter Bulletin Board, which is administered by the National Association of Securities Dealers' Automated Quotation ("NASDAQ") under the symbol "ENTM.OB." Trading in the Company's Common Stock did not commence until January 2002.

As of April 13, 2004, there were 51,258,800 shares of Common Stock outstanding, held by approximately 100 holders of record.

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

On May 6, 2002, the Board of Directors agreed to reduce the exercise price of the then outstanding B Warrants and C Warrants to $1.25 per share (presplit) for all shares of Common Stock purchased through exercise of these warrants on or before June 20, 2002. The Board of Directors also agreed to reduce the exercise price of the C Warrants to $1.50 per share (presplit) for all shares of Common Stock purchased after June 20, 2002. On September 18, 2002, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants to 3:30 PM Pacific Time on December 20, 2002. All other terms and conditions of the C Warrants remained unchanged. All of the conditions of the D warrants remained unchanged.

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

On September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C and D Warrants to January 31, 2004 and June 30, 2004, respectively. The C Warrants expired on January 31, 2004.

The expenses incurred by the Company through December 31, 2002, with respect to the realization of these proceeds were as follows:

                  Legal fees
                  (75,000 shares of Common
                  Stock at $1.00 per share)                       $ 75,000
                  Stock transfer fees                                3,315
                  Accounting                                        22,975
                  Commission                                        38,467
                  Miscellaneous                                     14,122
                                                                  --------
                  Total                                           $153,879
                                                                  --------

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the A Warrants through December 31, 2002, $108,000 was used to repay a portion of the advances made by Felizian (Phil) Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds were available as of December 31, 2002 for the Company's working capital requirements.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

The Company has been a development stage company since its inception in April 2000, and has not generated any substantial operating revenues. Except for the sale of Common Stock and Warrants in December 2001, approximately $60,000. from the Expo in Beijing, 2003 and the exercise of a limited number of its outstanding Warrants. The Company's operating capital has almost entirely been provided through (a) investments in, and loans to the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul (see Item 11 of this Form 10-KSB), and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate operating revenues.

During FY2001, FY2002 and FY 2003, the Company's primary business activities were focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang. To effect this presence and build the market for its programming, the Company implemented and broadcasted on Beijing during the year of 2002 and 2003. Which Beijing TV agreed to broadcast, free of charge, five minute segments of the Company's major episodic television program.

The first segment, which was produced by the Company's predecessor, was broadcast on a test basis on Beijing TV in November1999. Additional segments began broadcasting regularly (three times a week) starting in November 2000 through 2002. These segments will be incorporated in the Company's regular half-hour episodes when the latter are produced.

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in FY2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,000,000 of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2003. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering (see Item 5 of this Form 10-KSB), and hopes to realize additional amounts through the exercise of the outstanding "D" Warrants during FY2004.

In January 2004, the Company and its affiliate, The Emco/Hanover Group, entered into an Exclusive Agreement with Beijing Guo Xin Well-tel Technology Co., Ltd., a Division of The Ministry of Information Industry, The People's Republic of China. The Agreement calls for the Company and its affiliate to assist selected small entrepreneurial Chinese technology companies that are in need of funding or market outlets in North America. The Company and The Emco/Hanover Group through JWG Enterprises assigned all their respective rights to GlobeLinkCapital, Inc. The Company received as consideration for this assignment ten (10) per cent ownership in GlobeLinkCapital, Inc.

The Company does not have any commitments or obligations, which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

Item 7. Financial Statements
----------------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors
EarthNetMedia, Inc.


We have audited the accompanying balance sheet of EarthNetMedia, Inc. (the "Company"), as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for each of the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards general in the United States of America. Those standards require that we perform an audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly all material respects, the financial position of the Company, as of December 31, 2003 and the results of its operations and its cash flow for each of two years then ended, in conformity with accounting principles generally at the United States of America.

The Company's financial statements are prepared assuming the Company will continue on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. The Company's has incurred significant operating losses since its inception and an accumulated deficit of $3,000,000 through December 31, 2003. As of December 2003, the Company's total liabilities exceeded its total assets by $595,000. These factors as discussed in Note 3 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern Management's plans in regard to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/  Jay J. Shapiro, CPA
-----------------------------
     Jay J. Shapiro, CPA
     a professional corporation


Los Angeles
April 5, 2004

                               EARTHNETMEDIA, INC.
                                  BALANCE SHEET
                                December 31, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS:

Cash and cash equivalents                                           $     5,143
                                                                    -----------

TOTAL CURRENT ASSETS                                                      5,143

PROPERTY AND EQUIPMENT:
Office equipment                                                          8,518
Accumulated depreciation                                                 (8,518)
                                                                    -----------

         TOTAL PROPERTY AND EQUIPMENT, NET                                    0


TOTAL ASSETS                                                        $     5,143
                                                                    ===========


                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                   275,000
Note payable-related parties                                            208,000
Note payable                                                             37,500
Loans from principal stockholders                                        80,000
                                                                    -----------

TOTAL LIABILITIES                                                       600,500
                                                                    -----------

STOCKHOLDERS' DEFICIT
Common stock -authorized
100,000,000 shares at $.001 par value;
Issued and outstanding 51,258,800 shares                                 51,259
Additional paid-in capital                                            2,280,663
Accumulated Deficit                                                  (2,927,279)
TOTAL STOCKHOLDERS' DEFICIT                                            (595,357)
                                                                    -----------


TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $     5,143
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

                              EARTHNETMEDIA, INC.
                            STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 2003 AND 2002



                                                  12/31/03           12/31/02
                                                ------------       ------------
REVENUES:
Expo revenue                                    $     60,000                  0
Gain on sale of assets                               300,000                  0
                                                ------------       ------------
                                                $    360,000       $          0

OPERATING EXPENSES

Compensation                                         391,000            450,583
Professional fees                                    129,666            177,079
Write-off of assets                                   15,000            629,524
Administrative costs                                  21,640             57,000
Other expenses                                        86,837            201,073
Interest                                              28,000             29,066
                                                ------------       ------------

TOTAL OPERATING EXPENSES                             672,123          1,544,325

NET LOSS BEFORE TAXES                               (312,123)        (1,544,325)
                                                ------------       ------------


INCOME TAXES                                             800                800

NET LOSS                                        $   (312,923)      $ (1,545,125)
                                                ============       ============

Basic and diluted
          Loss per common share                 $      (0.01)      $      (0.04)
                                                ============       ============

Weighted Average
          Outstanding Shares *                    44,000,000         36,991,913
                                                ============       ============


* The basic and diluted loss per share has been restated to retroactive effect a 1:6 forward stock split on January 20, 2003.

     Weighted average number of shares used to compute the basic and diluted loss per share in the same since the effect of potentially dilutive securities is anti-dilutive.

     The accompanying notes are an integral part of these financial statements.



                                EARTHNETMEDIA, INC.
                             STATEMENTS OF CASH FLOWS
                       YEAR ENDED DECEMBER 31, 2003 AND 2002



                                                           12/31/03       12/31/02
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $(312,9235)    $(1,545,125)
Depreciation and amortization                                  1,850         31,650
Increase (Decrease) in prepaid expenses                      (19,934)       (19,934)
Increase in accrued expenses                                 195,600        441,993
Increase in accounts payable                                  80,000         42,965
Increase (Decrease) in deferred credits                       (7,730)         7,730
Profit on sale of automobile                                       0         (4,000)
Increase in development costs                                      0        (68,097)
Impairment in value of film development costs                      0        629,524


NET CASH USED BY OPERATING ACTIVITIES                        (63,137)      (483,294)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in stockholder loans                                 59,000        134,587
Issuance of note payable                                           0         37,500
Issuance of common stock                                           0        295,700
                                                         -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     59,000        467,787
                                                         -----------    -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of property and equipment                                 0        (27,468)
Investment                                                         0        (15,000)
                                                         -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES                             0        (42,468)
                                                         -----------    -----------
CASH DECREASE FOR PERIOD                                      (4,137)       (57,975)

CASH, BEGINNING OF PERIOD                                      9,280         67,255
                                                         -----------    -----------
CASH, END OF PERIOD                                      $     5,143    $     9,280
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                             0              0
Cash paid for income taxes                               $       800    $       800
Issuance of shares in settlement of related party debt   $   700,000    $   700,000


The accompanying notes are an integral part of these financial statements.

                                        14



                               EARTHNETMEDIA INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                      YEAR ENDED December 31, 2002 and 2003



                                                                Additional
                                    Shares Issued    Common       Paid in       Accumulated
                                    & Outstanding    Stock        Capital        Deficit         Total
                                    -----------   -----------   -----------    -----------    -----------
Balance - January 1, 2002            36,072,000   $     6,012   $   630,210    $(1,069,231)   $  (433,009)
Effect of forward stock split 1:6          --          36,883       (36,883)          --             --
Issuance of shares for cash           1,186,800           197       295,503           --          295,700
Issuance of shares for debt           7,000,002         1,167       698,833           --          700,000
Net Loss - Year Ended 12/31/02             --            --            --       (1,545,125)    (1,545,125)
                                    -----------   -----------   -----------    -----------    -----------

Balance - December 31, 2003          44,258,802        44,259     1,587,663     (2,614,356)      (982,434)
Issuance of shares for debt           6,999,998         7,000       693,000           --          700,000

Net Loss - Year Ended 12/31/03             --            --            --      $  (312,923)   $  (312,923)
                                    -----------   -----------   -----------    -----------    -----------
Total                                51,258,800   $    51,259   $ 2,280,663    $(2,927,279)   $  (595,357)
                                    ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.



                               EARTHNETMEDIA, INC.

                         NOTES FOR FINANCIAL STATEMENTS

NOTE 1.  HISTORY AND ORGANIZATION OF THE COMPANY

          EarthNetMedia, Inc. (hereinafter, the "Company") was organized as a Nevada corporation on April 11, 2000, and currently has its principal offices in Santa Monica, California.

          On May 25, 2000, the Company acquired all of the assets and liabilities of Pac Pacific Group International, Inc., a corporation owned by Ms. and Mr. Phil Paul, the principal shareholders of the Company ("PPGI"), in exchange for 31,542,000 shares (as adjusted for Split) of the Company's Common Stock. The PPGI's asset was primarily of (a) its library of English and Chinese television programs presently comprised of approximately of eighty half-hour television programs on various stages of completion; and (b) equipment related to the production of such programming. Such assets were written off at 12-31-02 and all title passed to Principal Stockholders as of 12-29-03 in exchange for their forgiveness of $300,000 in Company indebtedness.

          In September 2002 the Company participated in the formation of a company in China ("Newco") in order to comply with various Chinese regulations regarding how foreign companies may do business in China. Under Chinese law, the total required minimum capital of Newco is $200,000 in cash. As of December 31, 2002 the Company invested $15,000 in cash in Newco, and a related party of the Company, brother of the Company's CEO, had invested $35,000 in cash. As of October 1, 2003, the company defaulted on its investment requirements and such past investment was written off at 12/31/03

NOTE 2.  ACCOUNTING POLICIES AND PROCEDURES

          Television Programming: The cost of the Company's television programming, both from PPGI and costs incurred to produce programming incurred since the merger were capitalized as development costs. Minimal revenues have been recognized with respect to any of the Company's programming since inception. In order to successfully distribute its television programming and other markets, the Company must produce a sufficient number of episodes that requires significant capital. To date, the Company has not been able obtain sufficient capital for this purpose, and the accounting standards set forth in SFAS #139 required the Company to write off all accumulated costs of its programming as of December 31, 2002, a total of $563,101.

          Cash and Cash Equivalents: The Company considers all liquid assets with a maturity of three months or less from the date of purchases readily convertible into cash to be cash equivalents.

          Property and Equipment: Property and equipment are carried at cost. Depreciation is computed using straight-line methods for both reporting purposes and income tax purposes. The useful life of office equipment is five years.

          Revenue Recognition: The Company's revenue recognition policy is in compliance with Staff Accounting Bulletin (SAB) 101. Revenue will be when services are rendered or products delivered.

          Income taxes: Deferred income tax assets and liabilities are annually for differences between the financial statements and tax assets and liabilities that will result in taxable or deductible amount future based on enacted laws and rates applicable to the periods in differences are expected to affect taxable income (loss). Valuation allowance will be established when necessary to reduce deferred tax assets to the amount realizable.

          Start-up Costs: Start-up costs include legal and professional accordance with SOP 98-5, "Costs of Start-Up" Accordingly, these costs have been expensed as incurred.

          Use of Estimates: Preparation of financial statements in conformity with accounting generally accepted in the United States requires management to make assumptions that affect the reported amounts of assets and liabilities. Because of the uncertainty interest in such estimates, actual results may materially differ from these estimates.

          New Accounting Pronouncements: In June 2000, the Financial Standards Board ("FASB") issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effect financial statements for fiscal years beginning after December rescinds SFAS No. 53, "Financial Reporting by Producers and Distribution of Motion Picture Films." The companies that were previously subjected requirements of SFAS No. 53 now follow the guidance in SOP 00-2, issued in June 2000. SOP 00-2 established new accounting and reporting for all producers and distributors that own or hold the rights to distribute exploit film, including television programming. The Company adopted SOP 00-2 during first quarter of the fiscal year ending December 31, 2001. The impact of this adoption was not material to the financial results of the Company.

          In August 2001, the SFAS issued SFAS No. 144, "Accounting Impairment or Disposal of Long-Lived Assets." This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. Company adopted SFAS No. 144 on January 1, 2002. The impact of such adoption did not have a material effect on the Company's financial statements.

          In December 2002, the FASB issued SFAS No. 148 "Accounting Based Compensation-Transition and Disclosure", to provide for use of the fair value based method of valuation for stock-based employee compensation. In addition, this Statement's disclosure requirements require prominent disclosure both annual and interim compensation and the effect of the method used, on financial results. The Company's adoption in 2003 didn't have a material impact on its financial statements.

     Basic and diluted net loss per share: Net loss per share is in accordance with SFAS No. 128, "Earnings per share". Diluted net loss is based upon the weighted average number of common shares outstanding (basic) given the assumption that all dilutive instruments were converted or exercised.

     The following potential common shares (post split) have been excluded in computation of diluted net loss per share for the periods presented because their effect would have been anti dilutive:

          a) C warrants for 5,976,000 shares expired January 31, 2004

          b) D warrants for 5,982,000 shares expiring June 30, 2004 at $.20 per share.

NOTE 3.  GOING CONCERN

          The Company's financial statements have been prepared using accepted accounting principles applicable to a going concern, including the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated deficit of $3,000,000 operating losses since inception to date, and negative working capital The Company continues to seek additional capital from qualified investors to exercise its D warrants, to generate revenue from various business opportunities, and funding by Principal Stockholders.

          The outcome of such events is indeterminable, and the above factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments for asset recoverability, classification of recorded asset amounts or a classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 4.  NOTES PAYABLE

          On April 11, 2002, the Company borrowed $37,500 at interest of eight percent (8%). The principal is repayable out of ten percent (10%) of proceeds realized by the Company from the exercise of its outstanding warrants.



          The Company had been obligated under several unsecured loans from Phil
     Paul and Alie Chang, currently its executive officers and stockholders
     (hereinafter referred to collectively as the "Principal Stockholders").
     During the last three years, amounts were advanced by them to the Company in order to help fund the operating activities. Such amounts bear interest at eight percent (8%) and are payable on demand.

          A secured note of $ 208,000 including these amounts and all unpaid compensation pledges all Company assets to the Principal Stockholders.

          On December 31, 2002, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an amount of $700,000 of interest and principal in obligations of the Company to them in exchange issuance to them of 7,000,002 shares of the Company's Common
     Stock. The value of stock was calculated based upon the estimated fair market value of trading shares as quoted on OTCBB at the time of the agreement. On December 29, 2003 a similar agreement forgave an additional
     $700,000 for 6,999,998 shares at the then fair market value.


NOTE 5.  LITIGATION

          A former employee of the Company, filed a complaint against the Company alleging breach of written contract, common contracts, and fraud in December 2002; the Company reached a settlement of this litigation. Per the terms of this agreement, the Company paid plaintiff $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D
     Warrants from the date of the agreement through June 30, 2004. The Company has previously established a reserve as of 12/31/02 regarding this litigation, and accordingly settlement will not have a material adverse effect on the Company's statements.


NOTE 6.  INCOME TAXES

          No provision was made for Federal income tax. The provision for taxes consists of the state minimum tax imposed on corporations. The Company incurred net operating losses for purposes of approximately $3,000,000. The net operating loss carryforwards be used to reduce taxable income through the year. The net deferred tax assets balance for net operating loss carryforward, as of December 31, 2003 was approximately $1,500,000. A 100% valuation allowance has been established against the tax asset, as the utilization of the loss carryforward cannot be reasonably assured. The following is a reconciliation of the provision for income the U.S. federal income tax rate to the income taxes reflected Statements of Operations:


                                                         December 31,     December 31,
                                                            2003              2002
                                                          ---------        ---------
     Tax expenses (credit) at stationary rate-Federal       (35)%             (35)%
     State tax expenses, net of federal tax                  (6)               (6)
     Permanent Difference                                     0                 1
     Valuation allowance                                     41                40
                                                          ---------        ---------
     Tax expense at actual rate                               0                 0
                                                          =========        =========



NOTE 7.  STOCKHOLDERS' EQUITY

          In December 2001, the Company sold 600,000 Units (as adjusted split, see Note 10) (the "Offering"). Each Unit consisted of one share Company's
     Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10
     Class C Warrants and 10 Class D Warrants (collectively, the "Warrants", sales price for each Unit was $1.00).

          Through December 31, 2003, a total of 1,090,800 A Warrants, 144,000 B
     Warrants, and 24,000 C warrants, and 18,000 D Warrants were exercised.

                                       18

          In December 2002, the Principal Stockholders, acting by consent, approved an increase in the authorized number of shares of Company from 50,000,000 shares to 100,000,000 and a forward split of 6 to 1 for outstanding shares.

NOTE 8.  RELATED PARTY TRANSACTIONS

          The Company rents space from its principal stockholders in Santa Monica, California for use as offices and television production facility annual rent payable by the Company is $81,600. The Company believes rental terms are no less favorable to the Company than could have been from unaffiliated third parties on an arms-length basis. As of January 1, 2004, the Company canceled these agreements. The Company retained the services of Mr. Phil Paul, the Chairman of the Board of Directors and Ms. Alie Chang, Chief Executive Officer and principal stockholders of the Company for salary of $180,000 plus a $750 monthly auto allowance each. All of their compensation since 2001 remains unpaid. As of January 01, 2004 these agreements were terminated. During the last two years, the Principal Stockholders have exchanged $1.4 million due to them from the Company for 14 million shares of its common stock. As of January 1, 2004, the Company canceled these agreements.

          These Principal Shareholders advanced $ 59,000 on an unsecured basis during the year. The balance due to them is $80.000 as of 12-31-03.


NOTE 9.  WARRANTS

          Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the 5,982,000 D Warrants ($.20 per share) to 3:30 PM Pacific Time on June 30, 2004.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting
---------------------------------------------------------------------------
and Financial Disclosure.
-------------------------

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

     On August 11, 2003, the Company terminated Kabani & Company as its independent accountant

     On August 12, 2003, the Company engaged Amisano Hanson, Certified Public Accountants, as its independent auditor.

     On March 28, 2004, the Company terminated Amisano Hanson, Certified Public Accountants, as its independent auditor and engaged Jay J. Shapiro, Certified Public Account, as its independent auditor.

     During the two most recent fiscal years and through April 13, 2004, there have been no disagreements between the Company and either Mr. Semmens, Singer Lewak Greenbaum & Goldstein, Kabani & Company, Amisano Hanson or Jay J. Shapiro on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of that firm, would have caused it to make reference to the subject matter thereof in its report on the Company's financial statements for any such periods. Also, during the two most recent fiscal years and through April 13, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).


PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
---------------------------------------------------------------------------
Compliance  with  Section  16(a) of the Exchange Act.
-----------------------------------------------------

The directors and executive officers of the Company, as well as their ages and positions, are listed below:

   NAME           AGE                      POSITION
   ----           ---                      --------

Alie Chang        53     President and Chief Executive Officer, Director

Felizian Paul     58     Chairman of the Board, Chief Financial Officer and
                         Treasurer

Angi Ma           27     Corporate Secretary


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


Item 10.  Executive Compensation.
---------------------------------

The following table sets forth the annual and long-term compensation incurred by the Company for services rendered in all capacities during the two years ended December 31, 2003, to the Chief Executive Officer and each of the most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

Name                                                               Long-term
Principal Position               Year      Salary       Other      Compensation

Alie Chang.................      2003     $180,000     $9,000          --
President and                    2002     $180,000     $9,000          --
Chief Executive Officer

Felizian Paul..............      2003     $180,000      $9,000         --
Chairman of the                  2002     $180,000      $9,000         --
Board of Directors

Thomas P. Carson...........      2002     $   --          --
Executive Vice President         2001     $ 96,000        --           --
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth the beneficial ownership of EarthNetMedia's common stock (the "Common Stock") as of December 31, 2003 and as adjusted to reflect the exercise of the warrants to acquire shares of Common Stock, outstanding as of December 31, 2003 (the "Warrants"): each person or entity who is known by the Company to beneficially own more than 5% of EarthNetMedia's outstanding Common Stock; the CEO, each of the Named Executive Officers and each of the Company's directors; and all executive officers and directors as a group.

Unless otherwise indicated, the address for each of the named individuals is c/o EarthNetMedia, Inc., 222 Amalfi Drive, Santa Monica, California 90402. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.

Applicable percentage ownership in the table is based on 51,258,800 shares of Common Stock outstanding as of December 31, 2003 and 56,216,802 shares which would be outstanding immediately following the exercise of all of the Warrants outstanding as of that date, in each case as adjusted for a six for one stock split in January 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the extent that any shares are issued upon exercise of options, Warrants or other rights to acquire EarthNetMedia's capital stock that are presently outstanding or granted in the future or reserved for future issuance under EarthNetMedia's stock plans, there will be further dilution.

   SHARES BENEFICIALLY OWNED
   -------------------------

                                                                    AFTER
                                                                 ALL WARRANTS
THE CEO, NAMED EXECUTIVE                                          EXERCISED
 OFFICERS AND DIRECTORS:             NUMBER         PERCENT        PERCENT
                                     ------         -------        -------
Alie Chang                         29,786,000       58.11%          52.98%
Felizian Paul                      15,756,000       30.74%          28.03%
All Management                     45,542,000       88.47%          81.10%
Angi Ma                               150,000        0.29%           0.27%


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

The Company and the Principal Stockholders were parties to a Lock-Up Agreement dated as of August 10, 2001, pursuant to which (a) the Principal Stockholders would not transfer more than 1,500,000 shares of Common Stock, nor offer for sale any of the Company's Common Stock which they held, until after December 20, 2003. This Agreement expired on December 20, 2003.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

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

On December 29, 2003, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an aggregate amount of $700,000 in obligations of the Company to them in exchange for the issuance to them of 6,999,998 shares of the Company's common stock.

On December 29, 2003, assets previously written off at December 31, 2002 were transferred to the Principal Stockholders in exchange for their forgiveness of $300,000 in Company indebtedness resulting in a $300,000 gain in sale of assets. The Company has retained the services of Ms. Alie Chang, the Company's President and Chief Executive Officer, as executive officer and host for its television programs, for which the Company pays Ms. Chang a salary of $180,000 plus a $750 monthly automobile allowance. All of Ms. Chang's compensation for 2001, 2002 and 2003 remained unpaid as of December 31, 2003.

The Company retained the services of Mr. Phil Paul, the Company's Chairman of the Board of Directors, for which the Company pays Mr. Paul a salary of $180,000 plus a $750 monthly automobile allowance. All of Mr. Paul's compensation for 2001, 2002 and 2003 remained unpaid as of December 31, 2003.

PART IV

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

On January 15, 2003, the Company filed a Form 8-K with respect to its proposed business plan and related operating budget.

On March 20, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

On April 29, 2003, the Company filed a Form 8-K with respect to certain adjustments to its C and D Warrants.

On May 22, 2003, the Company filed a Form 8-K with respect to a Change in Certifying Accountant.

On June 27, 2003, the Company filed a Form 8-K with respect to a Change in Certifying Accountant and to certain adjustments to its C and D warrants.

On August 21, 2003, the Company filed a Form 8-K with respect to a Change in Certifying Accountant.

On September 25, 2003, the Company filed on Form 8-K/A an amendment to the Form 8-K filing of August 21, 2003.

On April 1, 2004, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.

================================================================================

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

16.         LETTER RE CHANGE IN ACCOUNTANTS

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

24.        POWER OF ATTORNEY

27.        FINANCIAL DATA SCHEDULE

31         RULE 13a-14(a)/15d-14(a) Certifications
31.1       Certification
31.2       Certification

32         Section 1350 Certifications
32.1       Certification
32.2       Certification

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

Item 14. Controls and Procedures
--------------------------------

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

                                            EarthNetMedia, Inc.

                                            By:  /s/  FELIZIAN PAUL
                                               --------------------------------
                                                      Felizian Paul
                                                      Chairman of the Board
                                                      April 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                         Title                           Date

/s/  FELIZIAN PAUL           Chairman of the Board                April 13, 2004
------------------------     of Directors (Principal Financial
     Felizian Paul           Officer and Principal Accounting
                             Officer)

/s/  ALIE CHANG              President and Chief Executive        April 13, 2004
------------------------     Officer and Director
      Alie Chang


/s/  ANGI MA                 Secretary                            April 13, 2004
------------------------
     Angi Ma