Form 10QSB
period 2004-03-31
EARTHNETMEDIA INC
filed 2004-05-17
CIK 1137117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                               EARTHNETMEDIA, INC.
               --------------------------------------------------
              (Exact Name of Small Business Issuer In Its Charter)



        NEVADA                     333-57514                      95-4834274
 ------------------------------    ----------                 -----------------
(State or other jurisdiction of   (Commission                (I.R.S. Employer
 incorporation or organization)     File No.)                Identification No.)


                                222 AMALFI DRIVE
                             SANTA MONICA, CA 90402
                               TEL: (310) 459-1081
           -----------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                        APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 10, 2004 51,258,800 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                               EARTHNETMEDIA, INC.
                                  BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $       517
                                                                    -----------

TOTAL CURRENT ASSETS                                                        517

PROPERTY AND EQUIPMENT:
Office equipment                                                          8,518
Accumulated depreciation                                                 (8,518)
                                                                    -----------

         TOTAL PROPERTY AND EQUIPMENT, NET                                    0


TOTAL ASSETS                                                        $       517
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                   260,000
Note payable-related parties                                            210,000
Note payable                                                             37,500
Loans from principal stockholders                                        98,454
                                                                    -----------

TOTAL LIABILITIES                                                       605,954
                                                                    -----------

STOCKHOLDERS' DEFICIT

Common stock -authorized
100,000,000 shares at $.001 par value;
Issued and outstanding 51,258,800 shares                                 51,259
Additional paid-in capital                                            2,280,663
Accumulated Deficit                                                  (2,937,359)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                            (605,437)
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $       517
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                               EARTHNETMEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     3 mos.             3 mos.
                                                    3/31/04            3/31/03
                                                 ------------      ------------
REVENUES:
Expo revenue                                                0            23,216
Gain on sale of assets                                      0                 0
                                                 ------------      ------------
                                                 $          0      $     23,216

OPERATING EXPENSES
Compensation                                                0           109,014
Professional fees                                      12,822             3,650
Administrative costs                                   10,258            43,139
Gain on settlement of accounts payable                (15,000)                0
Interest                                                2,000               900
                                                 ------------      ------------
TOTAL OPERATING EXPENSES                               10,080           175,453

NET LOSS BEFORE TAXES                                 (10,080)
                                                 ------------      ------------

 INCOME TAXES                                               0               800

NET LOSS                                         $    (10,080)     $   (153,037)
                                                 ============      ============
Basic and diluted
         Loss per common share                   $          0      $      (0.02)
                                                 ============      ============
Weighted Average
         Outstanding Shares                       51,258, 000        44,258,000
                                                 ============      ============

         Weighted average number of shares used to compute the basic and diluted loss per share in the same since the effect of potentially dilative securities is anti-dilutive.


   The accompanying notes are an integral part of these financial statements.

                               EARTHNETMEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           3 mos.       3 mos.
                                                          3/31/04      3/31/03
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $ (10,080)   $(153,037)
Depreciation and amortization                                    0          450
Increase (Decrease) in prepaid expenses                          0       19,471
Increase in accrued expenses                                 2,000      130,888
Increase (Decrease) in accounts payable                    (15,000)        (675)
Increase (Decrease) in deferred credits                          0       (9,730)


NET CASH USED BY OPERATING ACTIVITIES                      (23,080)     (10,633)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in stockholder loans                               18,454        5,028

                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   18,454        5,028
                                                         ---------    ---------
CASH DECREASE FOR PERIOD                                    (4,626)      (5,605)

CASH, BEGINNING OF PERIOD                                    5,143        9,280
                                                         ---------    ---------
CASH, END OF PERIOD                                      $     517    $   3,675

                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                           0            0
Cash paid for income taxes                                       0            0
Issuance of shares in settlement of related party debt   $       0    $       0


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

          On May 25, 2000, the Company acquired all of the assets and liabilities of Pac Pacific Group International, Inc., a corporation owned by Alie Chang and Felizian Paul, the principal shareholders of the Company ("PPGI"), in exchange for 31,542,000 shares (as adjusted - for Split) of the Company's Common Stock. The PPGI's asset was primarily of (a) its library of English and Chinese television programs presently comprised of approximately of eighty half-hour television programs on various stages of completion; and (b) equipment related to the production of such programming. Such assets were written off at 12-31-02 and all title passed to Principal Stockholders as of 12-29-03 in exchange for their forgiveness of $300,000 in Company indebtedness.

          In September 2002 the Company participated in the formation of a company in China ("Newco") in order to comply with various Chinese regulations regarding how foreign companies may do business in China. Under Chinese law, the total required minimum capital of Newco is $200,000 in cash. As of December 31, 2002 the Company invested $15,000 in cash in Newco as the first installment payment of the registration fee. As of October 1, 2003, the company defaulted on its investment deposit requirements and such past investment was written- off at 12/31/03.


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

          Television Programming: The cost of the Company's television programming, both from PPGI and costs incurred to produce programming incurred since the merger were capitalized as development costs. Minimal revenues have been recognized with respect to any of the Company's programming since inception.

          In order to successfully distribute its television programming and other markets, the Company must produce a sufficient number of episodes that requires significant capital. To date, the Company has not been obtain sufficient capital for this purpose, and the accounting standards set forth in SFAS #139 required the Company to written off all accumulated costs of its programming as of December 31, 2002, a total of $563,101.

          Cash and Cash Equivalents: The Company considers all liquid assets with a maturity of three months or less from the date of purchases readily convertible into cash to be cash equivalents.

          Revenue Recognition: The Company's revenue recognition policy is compliance with Staff Accounting Bulletin (SAB) 101. Revenue will be when services are rendered or products delivered.

          Use of Estimates: Preparation of financial statements in conformity with accounting generally accepted in the United States requires management to make assumptions that affect the reported amounts of assets and liabilities. Because of the uncertainty interest in such estimates, actual results may materially differ from these estimates.

          Basis of Presentation: The accompanying condensed consolidated financial statements are Unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included.

     These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-KSB as filed with the SEC.

     Basic and diluted net loss per share: Net loss per share is in accordance with SFAS No. 128, "Earnings per share". Diluted net loss is based upon the weighted average number of common shares outstanding (basic) given the assumption that all dilutive instruments were converted or exercised. The following potential common shares (post split) have been excluded in computation of diluted net loss per share for the periods presented because their effect would have been anti dilative: a) D warrants for 5,982,000 shares expiring June 30, 2004 at $.20 per share.


NOTE 3.   GOING CONCERN

          The Company's financial statements have been prepared using accepted accounting principles applicable to a going concern, including the realization of assets and the liquidation of liabilities in the normal course of business. The Company's current operations, however, are not sufficient to cover all of its costs. The Company has accumulated deficit of $3,000,000, operating losses since inception to date, and negative working capital. The Company continues to seek additional capital from qualified investors by exercise of its D warrants, to generate revenue from various business opportunities, and funding by Principal Stockholders.

          The outcome of such events is indeterminable, and the above factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statement do not include any adjustments for asset recoverability, classification of recorded asset amounts or a classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 4.   NOTES PAYABLE

          On April 11, 2002, the Company borrowed $37,500 at interest of eight percent (8%). The principal is repayable out of ten percent (10%) of proceeds realized by the Company from the exercise of its outstanding warrants.

          The Company had been obligated under several unsecured loans from Felizian Paul and Alie Chang, currently its executive officers and stockholders (hereinafter referred to collectively as the "Principal Stockholders"). During the last three years, amounts were advanced by them to the Company on an, in order to help fund the operating activities. Such amount totaling $210,000 at 3/31/04 bear interest at eight percent (8%) and are payable on demand.

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


NOTE 6.   INCOME TAXES

          No provision was made for Federal income tax. The provision for taxes consists of the state minimum tax imposed on corporations. The Company incurred net operating losses for purposes of approximately $3,000,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2018.


NOTE 7.   STOCKHOLDERS' EQUITY

          In December 2001, the Company sold 600,000 Units (as adjusted split, see Note 10) (the "Offering"). Each Unit consisted of one share Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants", sales price for each Unit was $1.00).

          Through March 31, 2004, a total of 1,090,800 A Warrants, 144,000 B Warrants, and 24,000 C warrant, and 18,000 D Warrants were exercised.


NOTE 8.   RELATED PARTY TRANSACTIONS

          These Principal Shareholders advanced $18,454 on an unsecured basis during the quarter. The balance due to them is $98,454 as of 3/31/04.


NOTE 9.   WARRANTS

          Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the 5,982,000 D Warrants ($.20 per share) to 3:30 PM Pacific Time on June 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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


CORPORATE OVERVIEW

The Company has been a development stage company since its inception in April 2000, and has not generated any substantial operating revenues. Except for the sale of Common Stock and Warrants in December 2001, approximately $60,000. from the Expo in Beijing, 2003 and the exercise of a limited number of its outstanding Warrants. The Company's operating capital has almost entirely been provided through (a) investments in, and loans to the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul (see Note 7 of the Financial Statements), and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate operating revenues.

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

Due to the lack of needed funding for producing its own produced programming, other parts of the Company's business plan also could not be implemented. Most notable in this regard is the Company's inability to implement contextual selling. Understandably, manufacturers and distributors of lifestyle products are reluctant to enter into advertising, promotion or product distribution agreements with the Company until they could be certain that they could sell their products into the Chinese market.

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in FY2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,073,659 of operating losses during its development stage of operations from its inception on April 11, 2000 through March 31, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering made in December 2001, and hopes to realize additional amounts through the exercise of the outstanding "D" Warrants during FY2004.

On December 31, 2003, the Company sold all of the television programming to the principal shareholders. This was done to extinguish outstanding debts owed to the shareholders. The programs had been previously depreciated and written off by the Company thus resulting in a gain for the Company.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has been a development stage company since its inception in April 2000, and has not generated any operating revenues. Except for the sale of Common Stock and Warrants in December 2001, and the exercise of a limited number of its outstanding Warrants, the Company's operating capital has almost entirely been provided through (a) investments in, and loans to, the Company by its principal stockholders, Alie Chang and Felizian Paul (hereinafter collectively referred to as the "Principal Stockholders"), and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate any operating revenues.

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,073,659 of operating losses during its development stage from April 11, 2000 through March 31, 2004. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

The Company does not have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.


RISK FACTORS

The Company is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business.

The Company may not be able to successfully protect its intellectual property rights, upon which it is materially dependent. Imitation of its television programs or future branded merchandise, or the infringement of its intellectual property rights could adversely affect the Company's business plan and the potential for significant future revenue. As a condition to China's entry into the WTO, it has agreed to conform to the TRIPS Agreement. Although China has made significant progress in this area in recent years, its courts may be slowin enforcing protection rights in the near future.

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


ITEM 3. CONTROLS AND PROCEDURES

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

Through March 31, 2004, a total of $318,200 in gross proceeds was realized to proceeds realized from the sale of the Units. There remain outstanding 5,982,000 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $1,196,400 in additional gross proceeds from the exercise of the Warrants.

The expenses incurred by the Company through September30, 2003, with respect to the realization of these proceeds were as follows:

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the Warrants through March 31, 2004, approximately $108,000 was used to repay a portion of the advances made by Felizian Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds have been utilized for the Company's working capital requirements.


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

     32.2   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EARTHNETMEDIA, INC.

Date:  May 10, 2004                     By:  /s/  Alie Chang
                                        -----------------------------------
                                                  Alie Chang
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  May 10, 2004                     By:  /s/  Felizian Paul
                                        -----------------------------------
                                                  Felizian Paul
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)