Form 10QSB
period 2004-06-30
EARTHNETMEDIA INC
filed 2004-08-20
CIK 1137117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                               EARTHNETMEDIA, INC.
               --------------------------------------------------
              (Exact Name of Small Business Issuer In Its Charter)



        NEVADA                    333-57514                       95-4834274
 ---------------------           -----------                   ----------------
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

As of August 19, 2004 51,258,800 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]



PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                      EARTHNETMEDIA, INC.
                                 (A Development Stage Company)
                                    INTERIM BALANCE SHEETS
                              June 30, 2004 and December 31, 2003
                                    (Stated in US Dollars)
                                          (Unaudited)



                                                                       June 30,   December 31,
                                                                        2004         2003
                                                                        ----         ----
                                            ASSETS
                                            ------
Current
   Cash                                                              $    1,240   $    5,143


                                          LIABILITIES
                                          -----------
Current
   Accounts payable and accrued liabilities                          $  251,500   $  275,000
   Note payable - related parties                                       216,000      208,000
   Note payable - Note 3                                                   --         37,500
   Loans from stockholders                                               99,723       80,000
                                                                     ----------   ----------
                                                                        567,223      600,500
                                                                     ==========   ==========

                                   STOCKHOLDERS' DEFICIENCY
                                   ------------------------
Common stock, $0.001 par value
    100,000,000 shares authorized
     51,258,800 shares outstanding (December 31, 2003: 51,258,800)       51,259       51,259
Additional paid in capital                                            2,280,663    2,280,663
Deficit accumulated during the development stage                     (2,897,905)  (2,927,279)
                                                                     ----------   ----------
                                                                       (565,983)    (595,357)
                                                                     ----------   ----------
                                                                     $    1,240   $    5,143
                                                                     ==========   ==========

                                    SEE ACCOMPANYING NOTES



                                          EARTHNETMEDIA, INC.
                                     (A Development Stage Company)
                                   INTERIM STATEMENTS OF OPERATIONS
                       for the three and six months ended June 30, 2004 and 2003
              and for the period April 11, 2000 (Date of Incorporation) to June 30, 2004
                                        (Stated in US Dollars)
                                              (Unaudited)



                                                                                       April 11, 2000
                                                                                       (Date of Incor-
                                      Three months ended          Six months ended       poration) to
                                           June 30,                    June 30,             June 30,
                                      2004          2003          2004          2003          2004
                                      ----          ----          ----          ----          ----
Expo revenue                      $      --     $      --     $      --     $    20,640   $    60,000

Expenses
  Consulting fees                       1,215         1,650         1,215        20,400       316,264
  Compensation                           --         113,076          --         222,090     1,204,079
  Interest                              6,000         1,986         8,000         2,886       109,765
  Other expenses                        2,421        41,789        12,679        83,152       631,193
  Production cost write-offs             --            --            --            --         644,524
  Professional fees                     9,129        11,669        21,951        15,319       422,899
                                  -----------   -----------   -----------   -----------   -----------
                                       18,765       170,170        43,845       343,847     3,328,724
                                  -----------   -----------   -----------   -----------   -----------
Loss before other items               (18,765)     (170,170)      (43,845)     (323,207)  $(3,268,724)
Other items
  Write-off of accounts payable
                                       20,719          --          35,719          --          35,719
  Notes payable discharged -
  Note 3                               37,500          --          37,500          --          37,500
  Gain on sale of assets                 --            --            --            --         300,000
  Taxes                                  --            --            --            --          (2,400)

Net income (loss) for the
 period                           $    39,454   $  (170,170)  $    29,374   $  (323,207)  $(2,897,905)
                                  ===========   ===========   ===========   ===========   ===========
Basic earnings (loss) per share
                                  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                                  ===========   ===========   ===========   ===========
Weighted average number
 of shares outstanding             51,258,800    44,258,802    51,258,000    44,258,802
                                  ===========   ===========   ===========   ===========


                                        SEE ACCOMPANYING NOTES



                                   EARTHNETMEDIA, INC.
                              (A Development Stage Company)
                            INTERIM STATEMENTS OF CASH FLOWS
                       for the six months ended June 30, 2004 and
                    2003, and for the period April 11, 2000 (Date of
                             Incorporation) to June 30, 2004
                                 (Stated in US Dollars)
                                       (Unaudited)



                                                                        April 11, 2000
                                                                       (Date of Incor-
                                                   Six months ended      poration) to
                                                       June 30,            June 30,
                                                  2004         2003          2004
                                                  ----         ----          ----
Cash Flows used in Operating Activities
  Net income (loss) for the period             $   29,374   $ (323,207)  $(2,897,905)
    Non-cash items:
   Amortization                                      --            900        86,361
   Gain on sale of asset                             --           --          (4,000)
   Write-off of accounts payable                  (25,000)        --         (25,000)
   Note payable discharged                        (37,500)        --         (37,500)
   Write-off of development cost                     --           --         824,848
  Changes in non-cash working capital items
   related to operations
   Prepaid expenses                                  --         19,909       (39,868)
   Accounts payable and accrued liabilities         1,500       51,231       163,843
   Note payable - related parties                   8,000      199,000     1,093,589
   Deferred credits                                  --         (7,730)         --
                                               ----------   ----------    ----------
                                                  (23,626)     (59,897)     (835,632)
                                               ----------   ----------    ----------
Cash Flows used in Investing Activities
   Development costs                                 --           --        (301,571)
   Purchase of property and equipment                --           --        ( 53,662)
   Organizational costs                              --           --        ( 25,000)
   Investment                                        --           --        ( 15,000)

                                                     --           --        (395,233)
                                               ----------   ----------    ----------
Cash Flows from Financing Activities
   Bank indebtedness                                 --          2,706         2,706
   Increase (decrease) in stockholders loans       19,723       47,911       573,237
   Issuance of note payable                          --           --          37,500
   Issuance of common stock                          --           --         613,960
                                               ----------   ----------    ----------
                                                   19,723       50,617     1,227,403
                                               ----------   ----------    ----------
Decrease in cash during the period             $   (3,903)  $   (9,280)   $   (3,462)

Cash, beginning of the period                       5,143        9,280         4,702
                                               ----------   ----------    ----------
Cash, end of the period                        $    1,240   $     --      $    1,240
                                               ==========   ==========    ==========


                                 SEE ACCOMPANYING NOTES



                                                                                                  Continued
                                              EARTHNETMEDIA, INC.
                                         (A Development Stage Company)
                                       INTERIM STATEMENTS OF CASH FLOWS
                                  for the six months ended June 30, 2004 and
                               2003, and for the period April 11, 2000 (Date of
                                        Incorporation) to June 30, 2004
                                            (Stated in US Dollars)
                                                  (Unaudited)


                                                                                                April 11, 2000
                                                                                               (Date of Incor-
                                                                       Six months ended          poration) to
                                                                           June 30,                 June 30,
                                                                      2004         2003               2004
                                                                      ----         ----               ----
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                                        $  --         $ --               $  --

     Income taxes                                                    $  --         $ 800              $ 2,400


                                            SEE ACCOMPANYING NOTES



                                         EARTHNETMEDIA, INC.
                                    (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' DEFICIENCY for
                 the period April 11, 2000 (Date of Incorporation) to June 30, 2004
                                        (Stated in US Dollars)



                                                                             Deficit
                                                                           Accumulated
                                        Common Shares         Additional    During the
                                        -------------           Paid-in     Development
                                      Number     Par Value      Capital       Stage         Total
                                    ----------   ----------   ----------    ----------   ----------
Issued pursuant to an asset
 purchase agreement - at $0.0008    31,542,000   $    5,257   $   19,744    $     --     $   25,001
Issuance of shares for services
 - at $0.1016                        3,840,000          640      389,360          --        390,000
Additional capital infusion               --           --         98,721          --         98,721
Net loss for the period                   --           --           --        (315,568)    (315,568)
                                    ----------   ----------   ----------    ----------   ----------
Balance, as at December 31, 2000    35,382,000        5,897      507,825      (315,568)     198,154

Issuance of shares for cash
 - at $0.1775                          690,000          115      122,385          --        122,500
Net loss for the year                     --           --           --        (753,663)    (753,663)
                                    ----------   ----------   ----------    ----------   ----------
Balance, as at December 31, 2001    36,072,000        6,012      630,210    (1,069,231)    (433,009)

Effect of forward stock split 1:6         --         36,883      (36,883)         --           --
Issuance of shares for cash
 - at $0.2492                        1,186,800          197      295,503          --        295,700
Issuance of shares for debt
 - at $0.1000                        7,000,002        1,167      698,833          --        700,000
Net loss for the year                     --           --           --      (1,545,125)  (1,545,125)
                                    ----------   ----------   ----------    ----------   ----------
Balance, as at December 31, 2002    44,258,802       44,259    1,587,663    (2,614,356)    (982,434)
Issuance of shares for debt
- at $0.1000                         6,999,998        7,000      693,000          --        700,000
Net loss for the year                     --           --           --        (312,923)    (312,923)
                                    ----------   ----------   ----------    ----------   ----------
Balance, as at December 31, 2003    51,258,800       51,259    2,280,663    (2,927,279)    (595,357)
Net income for the period                 --           --           --          29,374       29,374
                                    ----------   ----------   ----------    ----------   ----------
Balance, June 30, 2004              51,258,800   $   51,259   $2,280,663   $(2,897,905)  $ (565,983)
                                    ==========   ==========   ==========    ==========   ==========


                                       SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              The accompanying unaudited interim financial statements have been prepared by Earthnetmedia, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

              The results of operations for the six months ended June 30, 2004 are not indicative of the results that may be expected for the full year.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the Company has a working capital deficiency of $565,983, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year. The Company has accumulated losses of $2,897,905 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Notes Payable

              On April 11, 2002, the Company borrowed $37,500 at an interest rate of 8% per annum. The principal was repayable out of 10% of proceeds realized by the Company from the exercise of its outstanding warrants prior to their expiry on June 30, 2004. As of June 30, 2004, no proceeds were realized through exercise of warrants and the obligation was discharged.


Note 4        Litigation

              A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts, and fraud in December 2002; the Company reached a settlement of this litigation. Per the terms of this settlement, the Company paid the plaintiff $7,500 upon execution of the agreement and was obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realized from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. As all warrants issued by the Company expired as of June 30, 2004, there were no proceeds realized and the obligation was discharged.

Note 5        Related Party Transactions

              Directors of the Company have advanced $19,723 on an unsecured basis during the six months ended June 30, 2004. The balance due to these related parties is $99,723 as of June 30, 2004.

Note 6        Common Stock

              Stock Purchase Warrants

              Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the 5,982,000 D Warrants ($0.20 per share) to June 30, 2004. No warrants were exercised as of June 30, 2004. All warrants previously issued by the Company have expired as of June 30, 2004.

Note 7        Comparative figures

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


CORPORATE OVERVIEW

The Company has been a development stage company since its inception in April 2000, and has not generated any substantial operating revenues. Except for the sale of Common Stock and Warrants in December 2001, approximately $60,000, from the Expo in Beijing, 2003 and the exercise of a limited number of its outstanding Warrants. The Company's operating capital has almost entirely been provided through (a) investments in, and loans to the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul, and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate operating revenues.

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they were written off in FY2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $2.897,905 of operating losses during its development stage of operations from its inception on April 11, 2000 through June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern.

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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $2,897,905 of operating losses during its development stage from April 11, 2000 through June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

The Company is continuing to investigate all opportunities which would provide the Company with operating capital and future cash revenue stream. Such opportunities include active pursuit of new investors.

However, there can be no assurance that these activities will result in a positive situation and creation of a going concern.

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


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts, and fraud in December 2002; the Company reached a settlement of this litigation. Per the terms of this settlement, the Company paid the plaintiff $7,500 upon execution of the agreement and was obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realized from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. As all warrants issued by the Company expired as of June 30, 2004, there were no proceeds realized and the obligation was discharged

ITEM 2.  CHANGES IN SECURITIES

USE OF PROCEEDS; CHANGES IN TERMS OF C WARRANTS AND D WARRANTS

The Company filed a registration statement on Form SB-2, as amended, with respect to the Offering; this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 100,000 Units (as prior to forward 6 for 1 stock split in January 2003) pursuant to the Offering at a price of $1.00 per Unit. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants"). All classes of the Warrants have been exercised or expired unexercised.

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


Through June 30, 2004, a total of $318,200 in gross proceeds was realized from the sale of the Units.

The expenses incurred by the Company through June 30, 2004, with respect to the realization of these proceeds were as follows:

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the Warrants through June 30, 2004, approximately $108,000 was used to repay a portion of the advances made by Felizian Paul and Alie Chang during FY2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds have been utilized for the Company's working capital requirements.


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

(b) Reports on Form 8-K

        April 1, 2004 - Current Report relating to the Change of Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EARTHNETMEDIA, INC.

Date:  August 19, 2004                  By:  /s/  Alie Chang
                                          -----------------------------------
                                                  Alie Chang
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  August 19, 2004                  By:  /s/  Felizian Paul
                                        -----------------------------------
                                                  Felizian Paul
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)