Form 10QSB
period 2004-09-30
EARTHNETMEDIA INC
filed 2004-11-22
CIK 1137117

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004

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

As of November 1, 2004 51,258,800 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               EARTHNETMEDIA, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                              September 30,       December 31,
                                                    ASSETS                         2004               2003
                                                    ------                         ----               ----
Current
   Cash                                                                      $           306     $         5,143
                                                                                ============        ============

                                                 LIABILITIES
                                                 -----------
Current
   Accounts payable and accrued liabilities - Note 5                         $       204,383     $       275,000
   Note payable - Note 5                                                             220,000             208,000
   Note payable - Note 3                                                                   -              37,500
   Loans from stockholders - Note 5                                                   99,723              80,000
                                                                                ------------        ------------
                                                                                     524,106             600,500
                                                                                ------------        ------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Common stock, $0.001 par value
    100,000,000 shares authorized
     51,258,800 shares outstanding (December 31, 2003: 51,258,800)                    51,259              51,259
Additional paid in capital                                                         2,280,663           2,280,663
Deficit accumulated during the development stage                                (  2,855,722)       (  2,927,279)
                                                                                ------------         -----------
                                                                                (    523,800)       (    595,357)
                                                                                ------------         -----------
                                                                             $           306     $         5,143
                                                                                ------------         -----------



                            SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2004 and 2003 and for the period April 11, 2000 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                            April 11, 2000
                                                                                                            (Date of Incor-
                                          Three months ended                   Nine months ended             poration) to
                                             September 30,                       September 30,               September 30,
                                         2004             2003               2004              2003              2004
                                         ----             ----               ----              ----              ----
Expo revenue (loss)                $             -   $ (         205) $             -     $        20,435  $        60,000
                                     -------------      -------------   -------------       -------------    -------------
Expenses
  Consulting fees                           30,000      (        954)          31,215              19,446          346,264
  Compensation                                   -            93,290                -             315,380        1,204,079
  Interest                                   4,000               796           12,000               3,682          113,765
  Other expenses                               134            27,554           12,813             110,706          631,327
  Production cost write-offs                     -                 -                -                   -          644,524
  Professional fees                            800             5,125           22,751              20,444          423,699
                                     -------------      ------------    -------------       -------------    -------------
                                            34,934           125,811           78,779             469,658        3,363,658
                                     -------------      ------------    -------------       -------------    -------------
Loss before other items              (      34,934)    (     126,016)   (      78,779)      (     449,223)    (  3,303,658)
Other items
  Write-off of accounts payable             77,117                 -          112,836                   -          112,836
  Notes payable discharged - Note 3              -                 -           37,500                   -           37,500
  Gain on sale of assets                         -                 -                -                   -          300,000
  Taxes                                          -                 -                -                   -     (      2,400)
                                     -------------       -----------     ------------        ------------     ------------
Net income (loss) for the
 period                            $        42,183   $  (    126,016) $        71,557     $  (    449,223) $  (  2,855,722)
                                     =============       ===========     ============        ============     ============
Basic earnings (loss) per share
                                   $  (       0.00)  $  (       0.00) $  (       0.00)    $  (       0.01)
                                     =============       ===========     ============        ============
Weighted average number
 of shares outstanding                  51,258,800        44,258,802       51,258,000          44,258,802
                                     =============       ===========     ============        ============



                            SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
         for the three and nine months ended September 30, 2004 and 2003 and for the period April 11, 2000 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   April 11, 2000
                                                                                                   (Date of Incor-
                                                                    Nine months ended               poration) to
                                                                      September 30,                 September 30,
                                                                 2004                2003               2004
                                                                 ----                ----               ----
Cash Flows used in Operating Activities
  Net income (loss) for the period                        $           71,557   $  (      449,223) $   (   2,855,722)
  Non-cash items:
   Amortization                                                            -               1,350             86,361
   Gain on sale of asset                                                   -                   -      (       4,000)
   Write-off of accounts payable                             (       112,836)                         (     112,836)
   Note payable discharged                                   (        37,500)                         (      37,500)
   Write-off of development cost                                           -                   -            824,848
  Changes in non-cash working capital items
   related to operations
   Prepaid expenses                                                        -              18,509      (      39,868)
   Accounts payable and accrued liabilities                           42,219              75,696            204,562
   Note payable - related parties                                     12,000             293,500          1,097,589
   Deferred credits                                                        -      (        7,730)                 -
                                                             ---------------     ---------------     --------------
                                                             (        24,560)     (       67,898)     (     836,566)
                                                             ---------------     ---------------     --------------
Cash Flows used in Investing Activities
   Development costs                                                       -                   -      (     301,571)
   Purchase of property and equipment                                      -                   -      (      53,662)
   Organizational costs                                                    -                   -      (      25,000)
   Investment                                                              -                   -      (      15,000)
                                                             ---------------     ---------------     --------------
                                                                           -                   -      (     395,233)
                                                             ---------------     ---------------     --------------
Cash Flows from Financing Activities
   Bank indebtedness                                                       -                   -                  -
   Increase in stockholders loans                                     19,723              59,019            575,943
   Issuance of note payable                                                -                   -             37,500
   Issuance of common stock                                                -                   -            613,960
                                                             ---------------     ---------------     --------------
                                                                      19,723              59,019          1,227,403
                                                             ---------------     ---------------     --------------
Decrease in cash during the period                           (         4,837)    (         8,879)     (       4,396)

Cash, beginning of the period                                          5,143               9,280              4,702
                                                             ---------------     ---------------     --------------
Cash, end of the period                                   $              306   $             401  $             306
                                                             ===============     ===============     ==============


                            SEE ACCOMPANYING NOTES

                                                                       Continued
                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
         for the three and nine months ended September 30, 2004 and 2003 and for the period April 11, 2000 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   April 11, 2000
                                                                                                   (Date of Incor-
                                                                    Nine months ended               poration) to
                                                                      September 30,                 September 30,
                                                                 2004                2003               2004
                                                                 ----                ----               ----
Supplementary disclosure of cash flow information
  Cash paid for:
     Interest                                             $               -   $               -  $               -
                                                             ==============      ==============     ==============
     Income taxes                                         $               -   $             800  $           2,400
                                                             ==============      ==============     ==============


                            SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period April 11, 2000 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                             ----------------------


                                                                                              Deficit
                                                                                            Accumulated
                                                 Common Shares             Additional       During the
                                                 -------------              Paid-in         Development
                                            Number         Par Value        Capital            Stage               Total
                                            ------         ---------        -------            -----               -----

Issued pursuant to an asset
 purchase agreement - at $0.0008            31,542,000  $        5,257  $        19,744  $             -   $        25,001
Issuance of shares for services
 - at $0.1016                                3,840,000             640          389,360                -           390,000
Additional capital infusion                          -               -           98,721                -            98,721
Net loss for the period                              -               -                -     (    315,568)     (    315,568)
                                            ----------   -------------    -------------      -----------       -----------
Balance, as at December 31, 2000            35,382,000           5,897          507,825     (    315,568)          198,154

Issuance of shares for cash
 - at $0.1775                                  690,000             115          122,385                -           122,500
Net loss for the year                                -               -                -     (    753,663)     (    753,663)
                                            ----------   -------------    -------------      -----------       -----------
Balance, as at December 31, 2001            36,072,000           6,012          630,210     (  1,069,231)     (    433,009)

Effect of forward stock split 1:6                    -          36,883     (     36,883)               -                 -
Issuance of shares for cash
 - at $0.2492                                1,186,800             197          295,503                -           295,700
Issuance of shares for debt
 - at $0.1000                                7,000,002           1,167          698,833                -           700,000
Net loss for the year                                -               -                -     (  1,545,125)     (  1,545,125)
                                            ----------   -------------    -------------      -----------       -----------
Balance, as at December 31, 2002            44,258,802          44,259        1,587,663     (  2,614,356)     (    982,434)
Issuance of shares for debt
- at $0.1000                                 6,999,998           7,000          693,000                -           700,000
Net loss for the year                                -               -                -     (    312,923)     (    312,923)
                                            ----------   -------------    -------------      -----------       -----------
Balance, as at December 31, 2003            51,258,800          51,259        2,280,663     (  2,927,279)     (    595,357)
Net income for the period                            -               -                -           71,557            71,557
                                            ----------   -------------    -------------      -----------       -----------
Balance, September 30, 2004                 51,258,800  $       51,259  $     2,280,663  $  (  2,855,722)  $  (    523,800)
                                            ==========   =============    =============      ===========       ===========



                             SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


Note 1        Interim Reporting
              -----------------
              The accompanying unaudited interim financial statements have been prepared by Earthnetmedia, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended December 31, 2003, as filed with the United States Securities and Exchange Commission.

              The results of operations for the nine months ended September 30, 2004 are not indicative of the results that may be expected for the full year.

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2004, the Company has a working capital deficiency of $523,800, which is not sufficient to meet its planned business objectives or ongoing operations for the next fiscal year, has not yet achieved profitable operations and has accumulated losses of $2,855,722 since its inception. The ability of the Company to continue as a going concern is dependent upon arranging the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Notes Payable
              -------------
              On April 11, 2002, the Company borrowed $37,500 at an interest rate of 8% per annum. The principal was repayable out of 10% of proceeds realized by the Company from the exercise of its outstanding warrants prior to their expiry on June 30, 2004. As of June 30, 2004, no proceeds were realized through exercise of warrants and the obligation was discharged.

Earthnetmedia, Inc.
(A Development Stage Company)
Notes To The Interim Financial Statements
September 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------


Note 4        Litigation
              ----------
              A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts, and fraud in December 2002; the Company reached a settlement of this litigation. Per the terms of this settlement, the Company paid the plaintiff $7,500 upon execution of the agreement and was obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realized from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. As all warrants issued by the Company expired as of June 30, 2004, there were no proceeds realized and the obligation was discharged.

Note 5        Related Party Transactions
              --------------------------
              During the nine months ended September 30, 2004 the Company was charged the following expenses by Director of the Company.

                                                2004             2003
                                                ----             ----
              Consulting                    $   40,000        $       -
              Interest Expenses                 12,000                -
                                             ---------         --------
                                            $   52,000        $       -
                                             =========         ========

              These expenditures were measured by the exchange amounts, which is the amount agreed upon by the transacting parties.

              The note payable, to Directors of the Company, is unsecured, bears interest at 8% and is payable on demand.

              Included  in  accounts  payable is $65,000 (  December  31,  2003:
              $25,000) due to a director and officer of the Company for consulting fees and wages payable.

              The loans from stockholders are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6        Common Stock
              ------------
              Stock Purchase Warrants

              Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the 5,982,000 D Warrants ($0.20 per share) to June 30, 2004. No warrants were exercised as of June 30, 2004. All warrants previously issued by the Company have expired as of June 30, 2004.

Earthnetmedia, Inc.
(A Development Stage Company)
Notes To The Interim Financial Statements
September 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------

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

The first segment, which was produced by the Company's predecessor, was broadcast on a test basis on Beijing TV in November1999. Additional segments began broadcasting regularly (three times a week) starting in November 2000 through 2002. These segments were to be incorporated in the Company's regular half-hour episodes if the latter are produced.

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they were written off in FY2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $2,855,722 of operating losses during its development stage of operations from its inception on April 11, 2000 through September 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern.

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


RESULTS OF OPERATIONS

As noted above, the Company has not had sufficient capital to implement much of its core business plan, most particularly the production and licensing of its television programming. However, during the current year the Company has been devoting significant efforts to raising additional capital, As a result of the foregoing, the Company has been incurring operating expenses without any corresponding revenue. This is expected to continue in the near term until the Company is able to obtain the capital necessary to implement its business plan.


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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $2,855,722 of operating losses during its development stage from April 11, 2000 through Sept 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

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

On March 20, 2003, the Board of Directors of the Company agreed to (i) reduce the exercise price of the C Warrants to $0.12 per share of Common Stock and the exercise price of the D Warrants to $0.20 per share of Common Stock, in each case for all C Warrants and D Warrants exercised after March 20, 2003;.

.. The C Warrants expired on January 31, 2004. and the D Warrants expired on June 30, 2004.

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


                                            EARTHNETMEDIA, INC.

Date:  November 1, 2004                     By: /s/ Alie Chang
                                            -----------------------------
                                            Alie Chang
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  November 1, 2004                     By: /s/ Felizian Paul
                                            -----------------------------
                                            Felizian Paul
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)