Form 10KSB/A
period 2003-12-31
EARTHNETMEDIA INC
filed 2005-02-16
CIK 1137117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                  Amendment #1

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

                          COMMON STOCK, PAR VALUE $.001
                          -----------------------------
                                (Title of Class)

                  NAME OF EXCHANGE ON WHICH REGISTERED: OTC-BB

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] The Issuer's revenues for its most recent fiscal year. $22,350 The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on the OTC-BB on April 13, 2004, was approximately $167,004. As of February 15, 2005, there were 54,558,800 shares of Registrant's $.001 par value common stock outstanding.

                               EARTHNETMEDIA, INC.

                         2003 Form 10-KSB Annual Report
                                Table of Contents



                                                                           Page

                                     PART I

Item 1.   Description of Business.....................................        3

Item 2.   Description of Property.....................................        7

Item 3.   Legal Proceedings...........................................        7

Item 4.   Submission of Matters to a Vote of Security Holders.........        7

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....        8

Item 6.   Management's Discussion and Analysis or Plan of Operation...        9

Item 7.   Financial Statements........................................       11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................       26

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...........       27

Item 10.  Executive Compensation......................................       28

Item 11.  Security Ownership of Certain Beneficial Owners and Management..   28

Item 12.  Certain Relationships and Related Transactions..............       29

                                     PART IV

Item 13.  Exhibits, and Reports on Form 8-K...........................       30

Item 14.  Controls And Procedures ....................................       33

          Signatures..................................................       33


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

EarthNetMedia formerly produced and distributed a home improvement, interior design, and lifestyle television program in order to provide a gateway for businesses in these industries to enter China's lucrative markets. The Company's plan was to initially provide an entry for these U.S. and international businesses to establish their presence in China, and then to assist firms with the marketing and branding of their products and services in the Chinese marketplace.

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

EarthNetMedia is a development stage company since its inception in April 2000. The Company has generated almost no revenue to date, and accordingly has suffered recurring losses from operations; it also has a net capital deficiency of $(597,031) as of December 31, 2003. It is anticipated that, at least until the Company obtains the capital necessary to produce a sufficient number of episodes of television programming, it will generate little or no revenue and will continue to incur significant operating losses and cash flow deficits. Recovery of the value of the Company's assets is dependent upon future events, whether the successful completion of the Company's capital raising efforts or the attainment of profitable operations, which is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The outcome of such events is indeterminable, and these factors raise substantial doubt about the Company's ability to continue as a going concern.

The present executive officers of the Company, Alie Chang and Felizian (Phil) Paul, who are husband and wife, owned approximately 90% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") as of February 15, 2005, and will continue to beneficially own a majority of the Common Stock even if all of the Company's currently outstanding Warrants are exercised. (See Item 11 of this Form 10-KSB.) Accordingly, these individuals (hereinafter sometimes collectively referred to as the "Principal Stockholders") will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

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

The corporate website is www.earthnetmedia.com. (This reference to our Web address does not constitute incorporation by reference of the information contained at this site.) www.earthnetmedia.com is a trademark of EarthNetMedia, Inc. All brand names and trademarks appearing in this prospectus are the property of their respective holders.

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

Media Buying and Advertising Sales. The demand for furniture and accessories seen on recently broadcast television programming has placed EarthNetMedia in a position to take advantage of the rapid growth of China's home improvement industry. Numerous multi-national home improvement entities have demonstrated interest in advertising their products and services on "The Art of Living" program.
                                        4

Capital Requirements. Almost all of the foregoing business opportunities require the Company to have a level of working capital in order for the Company to pursue them. To date, it has not had working capital to pursue these opportunities, and therefore has not been actually able to conduct business operations in these areas. If it is not able to obtain sufficient working capital, there may be significant doubts about its ability to survive as a going concern.

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


Risks

EarthNetMedia is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang, who had entered into a six-year employment agreement with the Company commencing January 1, 2001 which was terminated by her effective January 1, 2004. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of EarthNetMedia, as well as serving as a senior executive and primary creative force within the Company. In order to mitigate these risks, EarthNetMedia is focusing on being the gateway to China for multi-national companies desirous of entering the markets of China.

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

As of February 15, 2005, there were 54,558,800 shares of Common Stock outstanding, held by approximately 35 holders of record. No dividends have been declared or paid by the Company since inception. The declaration of dividends in the future will be at the election of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company; general economic conditions; state law requirements; and other relevant factors.

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

After the complete Offering was sold, the Warrants immediately became separately transferable from the Common Stock. Each A Warrant entitled the holder thereof to purchase one share (pre split) of Common Stock at an exercise price of $1.50 at any time up through March 20, 2002. Each B Warrant entitled the holder thereof to purchase one share (pre split) of Common Stock at an exercise price of $1.75 at any time through June 20, 2002. Each C Warrant entitled the holder thereof to purchase one share (pre split) of Common Stock at an exercise price of $2.00 at any time through September 20, 2002. Each D Warrant entitled the holder thereof to purchase one share (pre split) of Common Stock at an exercise price of $2.25 at any time through December 20, 2002.

On May 6, 2002, the Board of Directors agreed to reduce the exercise price of the then outstanding B Warrants and C Warrants to $1.25 per share (pre split) for all shares of Common Stock purchased through exercise of these warrants on or before June 20, 2002. The Board of Directors also agreed to reduce the exercise price of the C Warrants to $1.50 per share (pre split) for all shares of Common Stock purchased after June 20, 2002. On September 18, 2002, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants to 3:30 PM Pacific Time on December 20, 2002. All other terms and conditions of the C Warrants remained unchanged. All of the conditions of the C warrants remained unchanged.

On December 18, 2002, the Board of Directors of the Company agreed to adjust the exercise price of the C Warrants to $1.32 per share (pre split) for all shares of Common Stock purchased after that date, and also extended the exercise period for the C Warrants and the D Warrants from 3:30 PM Pacific Time on December 20, 2002 until 3:30 PM Pacific Time on March 31, 2003. All other terms and conditions of the C Warrants and the D Warrants remained unchanged.

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


Through December 31, 2002, a total of 1,090,800 (post split) A Warrants, 144,000 (post split) B Warrants, 24,000 (post split) C Warrants and 18,000 (post split) D Warrants were exercised, resulting in $317,888 in gross proceeds to the Company in addition to the $100,000 in gross proceeds realized from the sale of the Units. As of that date, there remained outstanding 5,976,000 (post split) C Warrants and 5,982,000 (post split) D Warrants.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

The Company has been a development stage company since its inception in April 2000, and has not generated any substantial operating revenues except for the sale of Common Stock and Warrants in December 2001, and approximately $23,250 from the Expo in Beijing, 2003 and the exercise of a limited number of its outstanding Warrants. The Company's operating capital has almost entirely been provided through (a) investments in, and loans to the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul (see Item 11 of this Form 10-KSB), (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate operating revenues.

During FY2001, FY2002 and FY 2003, the Company's primary business activities were focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang.
                                        9

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in FY2002. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated approximately $3,000,000 of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2003. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering (see Item 5 of this Form 10-KSB).


The Company does not have any commitments or obligations, which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

Item 7. Financial Statements
----------------------------

                                EARTHNETMEDIA, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                                December 31, 2003

                             (Stated in US Dollars)
                             ----------------------

TERRY AMISANO LTD.                                              AMISANO HANSON
KEVIN HANSON, CA                                         CHARTERED ACCOUNTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
EarthNetMedia, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of EarthNetMedia, Inc. (A Development Stage Company) as at December 31, 2003 and the related statements of operations, cash flows and stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of EarthNetMedia, Inc. as of December 31, 2002 were audited by other auditors whose report dated May 21, 2003 expressed an unqualified opinion on those financial statements. Our opinion on the statement of operations, cash flows and stockholders' deficiency for the period from April 11, 2000 (Date of Inception) to December 31, 2003, insofar as it relates to amounts for the prior periods through December 31, 2002, is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EarthNetMedia, Inc. as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                              "AMISANO HANSON"
January 12, 2005                                          Chartered Accountants

750 West Pender Street, Suite 604                      Telephone:  604-689-0188
Vancouver Canada                                       Facsimile:  604-689-9773
V6C 2T7                                              E-MAIL:  amishan@telus.net

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------

                                       ASSETS                                         2003               2002
                                       ------                                         ----               ----
Current
    Cash                                                                     $         5,293    $          9,280

Prepaid expenses                                                                           -              19,934
Investment - Note 1                                                                        -              15,000
Equipment - Note 3                                                                         -               1,844
                                                                            ----------------    ----------------

                                                                             $         5,293    $         46,058
                                                                             ===============    ================

                                   LIABILITIES
                                   -----------

Current
    Accounts payable and accrued liabilities - Note 9                        $       156,944    $         84,453
    Accrued compensation payable- Note 9                                             286,023             820,889
    Deferred credits                                                                       -               7,730
    Settlement fee payable - Note 5                                                   67,500              75,000
    Note payable - Note 4                                                             37,500              37,500
    Due to related parties - Note 9                                                   54,357               2,920
                                                                            ----------------    ----------------

                                                                                     602,324           1,028,492
                                                                            ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------

Common stock, $0.001 par value
        100,000,000  shares authorized
         51,258,800  shares outstanding
                     (December 31, 2002: 44,258,802)                                  51,259              44,259
Additional paid in capital                                                         2,280,663           1,587,663
Deficit accumulated during the development stage                                  (2,928,953)         (2,614,356)
                                                                            ----------------    ----------------

                                                                                    (597,031)           (982,434)
                                                                            ----------------    ----------------

                                                                             $         5,293    $         46,058
                                                                             ===============    ================

Nature and Continuance of Operations - Note 1
Subsequent Events - Notes 8 and 11

                             SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2003 and 2002
 and for the period April 11, 2000 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                       April 11, 2000
                                                                                                          (Date of
                                                                                                      Incorporation) to
                                                                           December 31,                 December 31,
                                                                     2003               2002                2003
                                                                     ----               ----                ----
Revenue - Note 2                                               $         22,350  $               -   $           22,350
                                                               ----------------  -----------------   ------------------

Expenses
    Consulting fees                                                      19,446             58,250              334,495
    Compensation - Note 8                                               387,074            450,583            1,200,153
    Interest                                                             10,211             29,066               83,976
    Other expenses - Note 8                                             137,998            258,073              648,055
    Professional fees                                                    64,533            118,829              335,815
                                                               ----------------  -----------------   ------------------

                                                                        619,262            914,801            2,602,494
                                                               ----------------  -----------------   ------------------

Loss before other items                                                (596,912)          (914,801)          (2,580,144)

Other items
    Gain on sale of assets - Note 1                                     300,000                  -              300,000
    Production cost write-offs - Note 2                                       -           (629,524)            (629,524)
    Write-off of investment - Note 1                                    (15,000)                 -              (15,000)
    Taxes                                                                (2,685)              (800)              (4,285)
                                                               ----------------  -----------------   ------------------

Net loss for the period                                        $       (314,597) $      (1,545,125)  $       (2,928,953)
                                                               ================  =================    =================

Basic loss per share                                           $          (0.01) $           (0.04)
                                                               ================  =================

Weighted average number of shares outstanding                        44,277,980         36,991,913
                                                               ----------------  -----------------


                             SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2003 and 2002
 and for the period April 11, 2000 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                   April 11, 2000
                                                                                                      (Date of
                                                                       Years ended               Incorporation) to
                                                                      December 31,                  December 31,
                                                                 2003               2002                2003
                                                                 ----               ----                ----
Cash Flows used in Operating Activities
    Net loss for the period                               $        (314,597)  $     (1,545,125) $      (2,928,953)
    Non-cash items:
      Depreciation                                                    1,844             31,650             86,355
      Gain on sale of assets                                       (300,000)            (4,000)          (304,000)
      Production cost write-offs                                          -            629,524            824,848
      Write-off of investment                                        15,000                  -             15,000
    Changes in non-cash working capital items
     related to operations
      Prepaid expenses                                               19,934            (19,934)                 -
      Accounts payable and accrued liabilities                       72,491             45,075            156,944
      Accrued compensation payable                                  465,134            364,883          1,278,013
      Deferred credits                                               (7,730)             7,730                  -
      Settlement fee payable                                         (7,500)            75,000             67,500
                                                          -----------------   ----------------  -----------------

                                                                    (55,424)          (415,197)          (804,293)
                                                          -----------------   ----------------  -----------------

Cash Flows used in Investing Activities
    Production costs                                                      -            (68,097)          (301,571)
    Purchase of property and equipment                                    -            (27,468)           (53,662)
    Organizational costs                                                  -                  -            (25,000)
    Investment                                                            -            (15,000)           (15,000)
                                                          -----------------   ----------------  -----------------

                                                                          -           (110,565)          (395,233)
                                                          -----------------   ----------------  -----------------

Cash Flows from Financing Activities
    Increase in due to related parties                               51,437            134,587            548,657
    Issuance of note payable                                              -             37,500             37,500
    Issuance of common stock                                              -            295,700            613,960
                                                          -----------------   ----------------  -----------------

                                                                     51,437            467,787          1,200,117
                                                          -----------------   ----------------  -----------------

Net increase (decrease) in cash during the period                    (3,987)           (57,975)               591

Cash, beginning of the period                                         9,280             67,255              4,702
                                                          -----------------   ----------------  -----------------

Cash, end of the period                                   $           5,293   $          9,280  $           5,293
                                                          =================   ================  =================
                                                                                                       .../cont'd



                             SEE ACCOMPANYING NOTES

                                                                      Continued

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the year ended December 31, 2003 and 2002
 and for the period April 11, 2000 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                  April 11, 2000
                                                                                                     (Date of
                                                                                                Incorporation) to
                                                                     December 31,                  December 31,
                                                                2003               2002                2003
                                                                ----               ----                ----
Supplementary disclosure of cash flow information
Cash paid for:
      Interest                                           $               -   $              -     $            -
                                                         =================   ================      =============

      Income taxes                                       $               -   $          1,600     $        1,600
                                                         =================   ================      =============
Non-cash Transactions - Note 10
















                             SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period April 11, 2000 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                           Additional       During the
                                                 Common Shares              Paid-in         Development
                                                 -------------
                                            Number         Par Value        Capital            Stage            Total
                                            ------         ---------        -------            -----            -----
Issued pursuant to an asset
 purchase agreement - at $0.0008            31,542,000  $       31,542  $        (6,541) $             -   $        25,001
Issuance of shares for services
 - at $0.1016                                3,840,000           3,840          386,160                -           390,000
Additional capital contribution                      -               -           98,721                -            98,721
Net loss for the period                              -               -                -         (315,568)         (315,568)
                                        --------------  --------------  ---------------  ---------------   ---------------

Balance, as at December 31, 2000            35,382,000          35,382          478,340         (315,568)          198,154

Issuance of shares for cash
                        - at $0.1775           690,000             690          121,810                -           122,500
Net loss for the year                                -               -                -         (753,663)         (753,663)
                                        --------------  --------------  ---------------  ---------------   ---------------

Balance, as at December 31, 2001            36,072,000          36,072          600,150       (1,069,231)         (433,009)

Issuance of shares for cash
                        - at $0.2492         1,186,800           1,187          294,513                -           295,700
Issuance of shares for debt
                        - at $0.10           7,000,002           7,000          693,000                -           700,000
Net loss for the year                                -               -                -       (1,545,125)       (1,545,125)
                                        --------------  --------------  ---------------  ---------------   ---------------

Balance, as at December 31, 2002            44,258,802          44,259        1,587,663       (2,614,356)         (982,434)
Issuance of shares for debt
                        - at $0.10           6,999,998           7,000          693,000                -           700,000
Net loss for the year                                -               -                -         (314,597)         (314,597)
                                        --------------  --------------  ---------------  ---------------   ---------------

Balance, as at December 31, 2003            51,258,800  $       51,259  $     2,280,663  $    (2,928,953)  $      (597,031)
                                        ==============  ==============  ===============  ===============   ===============

The number of shares issued and outstanding has been restated to give retroactive effect for a forward stock split on a six for one basis approved by the shareholders on January 20, 2003. The par value and additional paid-in capital were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.



                             SEE ACCOMPANYING NOTES

                               EARTHNETMEDIA, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------

              EarthNetMedia, Inc. (the "Company") is in the development stage and is seeking new business ventures. The Company was organized as a Nevada corporation on April 11, 2000 and currently has its principal offices in Santa Monica, California.

              On May 25, 2000, the Company acquired certain assets from Pac Pacific Group International, Inc. ("Pac Pacific") a corporation owned by Ms. Alie Chang and Mr. Phil Paul, the principal shareholders of Pac Pacific, in exchange for 31,542,000 shares (as adjusted for a six for one stock split, effective January 20,
              2003) of the Company's common stock. The Pac Pacific assets acquired consisted of (a) its library of English and Chinese television programs comprised of approximately eighty half-hour television programs in various stages of completion; and (b) equipment related to the production of such programming. Such assets were written off at December 31, 2002. During the year ended December 31, 2003, the Company sold these assets to Ms. Alie Chang and Mr. Phil Paul for consideration of the settlement of $300,000 in debt outstanding.

              In September 2002, the Company participated in the formation of a company in China ("Newco") in order to comply with various Chinese regulations regarding how foreign companies may do business in China. Under Chinese law, the total required minimum capital of Newco is $200,000 in cash. As of December 31, 2002, the Company invested $15,000 in cash in Newco, and a related party of the Company, brother of the Company's CEO, had invested $35,000 in cash. As of October 1, 2003, the Company defaulted on its investment requirements and as such, the investment was written off at December 31, 2003.

              These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $2,928,953 since inception, has a working capital deficiency of $597,031 at December 31, 2003 and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              The Company's current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company has historically satisfied its capital need primarily by issuing equity securities.

EarthNetMedia, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Stated in US Dollars) - Page 2
 --------------------

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial  statements  have,  in  management's  opinion,  been
              property   prepared   within  the  framework  of  the  significant
              accounting policies summaries below:

              Development Stage Company
              -------------------------

              The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.

              Television Programming
              ----------------------

              The cost of the Company's television programming, both that acquired from Pan Pacific and costs incurred to produce programming incurred since the merger were capitalized as production costs. Minimal revenues have been recognized with respect to any of the Company's programming since inception. In order to successfully distribute its television programming to China and other markets, the Company must produce a sufficient number of episodes, which requires significant capital. To date, the Company has not been able to obtain sufficient capital for this purpose, and the accounting standards set forth in Statement of Financial Accounting Standards ("SFAS") No.139 required the Company to write-off all accumulated costs of its programming as of December 31, 2002, a total of $629,524.

              Foreign Currency Translation
              ----------------------------

              The Company's functional currency is the United Sates of America dollars as substantially all of the Company's operations are in the United States of America. The Company used the United States of America dollar as its reporting currency for consistency with registrants of the Securities Exchange commission ("SEC") and in accordance with the SFAS No. 52.

              Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the translation date. Any exchange gains or losses are included in other income expenses on the Statement of Operations, if applicable.

EarthNetMedia, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Stated in US Dollars) - Page 3
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              -----------------------------------------------------

              Financial Instruments
              ---------------------

              The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. The carrying value of accrued compensation payable, due to related parties, settlement fee payable and note payable also approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Equipment
              ---------

              Equipment is carried at cost. Depreciation is computed using straight-line method for both reporting purposes and income tax purposes. The useful life of office equipment is five years.

              Revenue Recognition
              -------------------

              The Company's revenue recognition policy is in compliance with Staff Accounting Bulletin ("SAB") 101. Revenue will be recognized when services are rendered or products delivered and collection is reasonably assured. Revenue during the year ended December 31, 2003 relates to rental of conference centre booths in China. This revenue is not expected to continue in future years.

              Income Taxes
              ------------

              The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

EarthNetMedia, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Stated in US Dollars) - Page 4
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Impairment of Long-Lived Assets
              -------------------------------

              The Company evaluates the long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate, in management's judgement, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

              Start-up Costs
              --------------

              Start-up costs include legal and professional in accordance with Statement of Position ("SOP") 98-5, "Costs of Start-Up
              Activities". Accordingly, these costs have been expensed as incurred.

              Basic Loss per Share
              --------------------

              The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued but not yet effective accounting standards if currently adopted could have a material affect on the accompanying financial statements.

Note 3        Capital Assets
              --------------

                                     2004                                     2003
                                  Accumulated                             Accumulated
                      Cost       Depreciation      Net           Cost     Depreciation       Net
                      ----       ------------      ---           ----     ------------       ---
 Office
 equipment        $     8,518  $       8,518   $        -    $    8,518  $       6,674  $     1,844
                    ===========  =============   ==========    ==========  =============  ===========

EarthNetMedia, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Stated in US Dollars) - Page 5
 --------------------

Note 4        Notes Payable
              -------------

              On April 11, 2002, the Company borrowed $37,500 under a note payable with interest of eight percent (8%). The principal is repayable out of ten percent (10%) of proceeds realized by the Company from the exercise of its outstanding warrants. Subsequent to December 31, 2003, the warrants expired unexercised.

              The Company had been obligated under several unsecured loans from Phil Paul and Alie Chang, currently its executive officers and principal stockholders (hereinafter referred to collectively as the "Principal Stockholders"). During the three years ended December 31, 2003, 2002, and 2001, amounts were advanced by them to the Company in order to help fund the operating activities. Such amounts bear interest at eight percent (8%) and are payable on demand.

              A secured note of $208,000, including these aforementioned amounts and all unpaid compensation, pledged all Company assets to the Principal Stockholders.

              On December 31, 2002, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an amount of $700,000 of interest and principal obligations of the Company to them in exchange for the issuance to them of 7,000,002 shares of the Company's common stock. The value of stock was calculated based upon the estimated fair market value of trading shares as quoted on the Over-the-Counter Bulletin Board at the time of the agreement. On December 29, 2003 a similar agreement forgave an additional $700,000 for 6,999,998 common shares at the then fair market value.

Note 5        Settlement Fee Payable
              ----------------------

              A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts and fraud in December 2002. The Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid the plaintiff $7,500 upon execution of the agreement and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. The Company has previously established a reserve as of December 31, 2002 regarding this litigation and accordingly settlement will not have a material adverse effect on the Company's statements. Subsequent to December 31, 2003, the warrants expired unexercised.

EarthNetMedia, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Stated in US Dollars) - Page 6
 --------------------




Note 6        Income Taxes
              ------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                        December 31,
                                                                                   2003               2002
                                                                                   ----               ----
              Deferred tax assets
                  Non-capital losses carryforward                            $        968,483   $        862,147
              Valuation allowance for deferred tax asset                             (968,483)          (862,147)
                                                                             ----------------   ----------------

                                                                             $              -   $              -
                                                                             ================   ================

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7        Income taxes
              ------------

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2022, totalling approximately $2,900,000, the benefit of which has not been recorded in the financial statements.

Note 8        Stockholders' Equity
              --------------------

              In December 2001, the Company sold 600,000 Units (as adjusted for a forward split of its common stock on a 1 old for 6 new basis) at $1.00 per unit. Each unit consisted of one share of the Company's common stock and 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants.

              Through December 31, 2003, a total of 1,090,800 A Warrants, 144,000 B Warrants, 24,000 C Warrants and 18,000 D Warrants were exercised. The remaining balances of the A and B warrants expired during the year ended December 31, 2002.

              Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the remaining 5,976,000 C warrants until January 31, 2004 and the remaining 5,982,000 D Warrants until June 30, 2004. These warrants expired unexercised on the aforementioned dates.

EarthNetMedia, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Stated in US Dollars) - Page 7
 --------------------

Note 8        Stockholders' Equity - (cont'd)
              --------------------

              In December 2002, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of common shares of the Company from 50,000,000 shares to 100,000,000 and a forward split of its common stock on a 1 old for 6 new shares.

Note 9        Related Party Transactions - Notes 10 and 11
              --------------------------

              The Company was charged the following amounts by directors and officers of the Company:

                                                                                       2003            2002
                                                                                       ----            ----
              Automobile allowance                                               $        19,725  $       18,000
              Compensation                                                               369,000         360,000
              Interest                                                                         -          27,566
              Rent                                                                        81,600          81,600
                                                                                 ---------------  --------------

                                                                                 $       470,325  $      487,166
                                                                                 ===============  ==============

              The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              At December 31, 2003 and 2002, the Company owed the following amounts to directors and a former director of the Company or companies with directors and former directors in common:

                                                                                       2003            2002
                                                                                       ----            ----
              Accounts payable                                                   $        10,725  $           -
              Accrued compensation                                                       215,600        756,000
              Due to related parties                                                      54,357          2,920
                                                                                 ---------------  -------------

                                                                                 $       280,682  $     758,920
                                                                                 ===============  =============

              These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

EarthNetMedia, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Stated in US Dollars) - Page 8
 --------------------

Note 10       Non-cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

              During  the  year  ended   December   31,  2003,   the   following
              transactions were excluded from the statement of cash flows:

              a) The Company issued 6,999,998 common shares at $0.10 per share to settle debts owing to its principle shareholders totalling $700,000.

              b) The Company settled debts owing to its principle shareholders totalling $300,000 for the sale of assets that had been written-off during the year ended December 31, 2002.

              During the year ended December 31, 2002, the following transaction was excluded from the statement of cash flow:

              a) The Company issued 7,000,002 common shares at $0.10 per share to settle debts owing to its principle shareholders totalling $700,000.

Note 11       Subsequent Events
              -----------------

              On December 7, 2004, the Company issued 3,300,000 common shares at
              $0.025  per  share  to  settle   debts  owing  to  its   principle
              shareholders totalling $82,500.

Note 12       Comparative Figures
              -------------------

              Certain of the comparative figures for the year ended December 31, 2002 have been reclassified to conform with the current year's presentation.

Item 8.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

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


Item 10.  Executive Compensation.
---------------------------------

Due to the fact that the company did not realize its fund raising efforts to obtain the capital needed for the operations for the company, all executive salaries were no longer paid according to the original employment agreement. All work is done on an as needed basis, and the compensation for the executives will be made accordingly.

                           SUMMARY COMPENSATION TABLE

Name                                                                           Long-term
Principal Position                Year       Salary                 Other      Compensation

Alie Chang                        2003       $180,000               $9,000             --
President and                     2002       $180,000               $9,000             --
Chief Executive Officer

Felizian Paul                     2003       $180,000               $9,000             --
Chairman of the                   2002       $180,000               $9,000             --
Board of Directors

Thomas P. Carson                  2002       $   --                     --
Executive Vice President          2001       $ 96,000                   --             --
and Chief Financial Officer

Angi Ma                           2003       $  9,000               $1,725             --
Secretary

Employment Agreements

The Company and Ms. Chang were parties to an Employment Agreement dated as of January 1, 2001, pursuant to which Ms. Chang serves as President and Chief Executive Officer of the Company. The Employment Agreement provided for a six
(6) year term commencing on January 1, 2001 and expiring on December 31, 2006, unless earlier terminated by the Company or Ms. Chang to the extent permitted by the Employment Agreement. The Employment Agreement also provided that the term thereof will be extended for an additional one year, each year, unless thirty
(30) days prior to the end of the then current year (December 31), the Company's Board of Directors notifies Ms. Chang that it does not desire the employment term to extend for an additional one year. The Employment Agreement provided for a base salary of $180,000. The Employment Agreement also provided for various payments to Ms. Chang should the Company terminate Ms. Chang's employment with the Company, other than for Cause (as that term is defined in the Employment Agreement). Effective January 1, 2004, this agreement was terminated by both parties.

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

            SHARES BENEFICIALLY OWNED
            -------------------------

                                                             AFTER
                                                             ALL WARRANTS
THE CEO, NAMED EXECUTIVE                                     EXERCISED
OFFICERS AND DIRECTORS:     NUMBER      PERCENT              PERCENT
------------------------    ---------   ------               -----------
Alie Chang                 22,786,000   44.45%                 40.53%
Felizian Paul              22,456,000   43.81%                 39.95%
Angi Ma                       150,000    0.29%                  0.27%
All Management             48,992,000   88.55%                 80.74%


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

On December 29, 2003, assets previously written off at December 31, 2002 were sold to the Principal Stockholders in exchange for their settlement of $300,000 in Company indebtedness resulting in a $300,000 gain in sale of assets.


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

On April 1, 2004, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.
                                       30

=====================================================================

EXHIBITS LIST

The following is a list of exhibits, which are incorporated by reference or filed herewith:

2. PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION, OR SUCCESSION - Not Applicable

3.  ARTICLES OF INCORPORATION

3.1(2)      Certificate of Incorporation of the Registrant
3.2(2)      Amendment Increasing Authorized Shares of the Registrant
3.3(2)      Amendment Changing Name to EarthNetMedia, Inc.
3.4(2)      By-Laws of the Registrant
3.5(2)      Stock Purchase Agreement
3.6(2)      Rescission of Stock Purchase Agreement
3.7(3)      Agreement to purchase assets of Pac Pacific International Group,Inc.

4.  INSTRUMENTS  DEFINING THE RIGHTS OF SECURITY  HOLDERS  INCLUDING  INDENTURES

4.1(1)  Specimen form of  certificate  for Common Stock
4.2(4)  Specimen form of Warrant A  certificate
4.3(4)  Specimen  form of Warrant B  certificate
4.4(4)  Specimen  form of  Warrant  C  certificate
4.5(4)  Specimen  form of  Warrant D certificate

9. VOTING TRUST  AGREEMENT Not Applicable

10.  MATERIAL  CONTRACTS

10.1(2)  Beijing TV Program Broadcast Agreement and Renewal
10.2(2)  BETC Business Agreement
10.3(2)  CCTV  Broadcast  Agreement
10.4(2)  Alie  Chang  Employment Agreement
10.5(8)  Lock-Up Agreement
10.6(8)  Final Agreement
10.7(10) Ladenburg Thalmann  Agreement
10.8(11) Note dated as of April 11, 2002
10.9(11) Note dated as of  July 1,  2002
10.10(11)Security  Agreement  dated  as of  July  1,  2002
10.11(14)Letter of Authorization re US Pavilion
10.12(14)Letter of Authorization re European  Pavilion

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

99.11       Certification by Chief Executive Officer
99.12       Certification by Chief Financial Officer

(1)         As previously filed on Form SB-2 on March 23, 2001.
(2)         As previously filed on Form SB-2/A Amendment No. 1 on June 29, 2001.
(3)         As previously filed on Form SB-2/A Amendment No. 2 on August 10,
            2001.
(4          As previously filed on Form SB-2/A Amendment No. 4 on September 13,
            2001.
(5)         As previously filed on Form SB-2/A Amendment No. 6 on November 8,
            2001.
(6)         As previously filed on Form SB-2/A Amendment No. 7 on November 21,
            2001.
(7)         As previously filed on Form 8-K on March 14, 2002.
(8)         As previously filed on Form 10-KSB on March 28, 2002.
(9)         As previously filed on Form 8-K on May 6, 2002.
(10)        As previously filed on Form 10-QSB on May 15, 2002.
(11)        As previously filed on Form 10-QSB on August 14, 2002
(12)        As previously filed on Form 8-K on September 18, 2002
(13)        As previously filed on Form 8-K on September 26, 2002
(14)        As previously filed on Form 10-QSB on November 14, 2002
(15)        As previously filed on Form 8-K on January 15, 2003
(16)        As previously filed on Form 8-K on March 20, 2003
(17)        As previously filed on Form 8-K on April 29, 2003

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

                                                      EarthNetMedia, Inc.

                                                      By:  /s/  FELIZIAN PAUL
                                                      -------------------------
                                                      Felizian Paul
                                                      Chairman of the Board
                                                      February 15, 2005

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                   Title                                 Date

/s/  FELIZIAN PAUL              Chairman of the Board of Directors (Principal     February 15, 2005
                                Financial Officer and Principal Accounting
------------------------        Officer)
    Felizian Paul

/s/  ALIE CHANG                 President and Chief Executive Officer and         February 15, 2005
                                Director
------------------------
    Alie Chang

/s/  ANGI MA                    Secretary                                          February 15, 2005
------------------------
     Angi Ma