Form 10KSB
period 2004-12-31
EARTHNETMEDIA INC
filed 2005-04-15
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-KSB


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



                            EARTHNETMEDIA, INC.
            ----------------------------------------------------
            (Exact Name of Small Business Issuer In Its Charter)


     NEVADA                      333-57514                       95-4834274
----------------------           ----------                 ---------------
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

                       COMMON STOCK, PAR VALUE $.001
                       ------------------------------
                              (Title of Class)

                NAME OF EXCHANGE ON WHICH REGISTERED: OTC-BB

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] The Issuer's revenues for its most recent fiscal year $0. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on the OTC-BB on April 13, 2004, was approximately $167,004. As of February 15, 2005, there were 54,558,800 shares of Registrant's $.001 par value common stock outstanding.




                            EARTHNETMEDIA, INC.

                       2004 Form 10-KSB Annual Report
                             Table of Contents



                                                                      Page
                                                                     ------
                                   PART I

Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . .7

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .7

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .7

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters. . . .8

Item 6.  Management's Discussion and Analysis or Plan of Operation . . .9

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 11

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . 26

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance With Section 16(a) of the
         Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 28

Item 11. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 28

Item 12. Certain Relationships and Related Transactions. . . . . . . . 29

                                  PART IV

Item 13. Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . . 30

Item 14. Controls And Procedures . . . . . . . . . . . . . . . . . . . 33

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 33


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




EarthNetMedia is a development stage company since its inception in April 2000. The Company has generated almost no revenue to date, and accordingly has suffered recurring losses from operations; it also has a net capital deficiency of $(597,031) as of December 31, 2004. It is anticipated that, at least until the Company obtains the capital necessary to produce a sufficient number of episodes of television programming, it will generate little or no revenue and will continue to incur significant operating losses and cash flow deficits. Recovery of the value of the Company's assets is dependent upon future events, whether the successful completion of the Company's capital raising efforts or the attainment of profitable operations, which is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The outcome of such events is indeterminable, and these factors raise substantial doubt about the Company's ability to continue as a going concern.

The present  executive  officers of the Company,  Alie Chang and Felizian
(Phil)Paul, who are husband and wife, owned approximately 90% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") as of February 15, 2005, and will continue to beneficially own a majority of the Common Stock even if all of the Company's currently outstanding Warrants are exercised. (See Item 11 of this Form 10-KSB.) Accordingly, these individuals
(hereinafter sometimes collectively referred to as the "Principal Stockholders") will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

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

As of March 31, 2005, there were 54,558,800 shares of Common Stock outstanding, held by approximately 35 holders of record. No dividends have been declared or paid by the Company since inception. The declaration of dividends in the future will be at the election of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company; general economic conditions; state law requirements; and other relevant factors.

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

On December 18, 2002, the Board of Directors of the Company agreed to adjust the exercise price of the C Warrants to $1.32 per share (pre split) for all shares of Common Stock purchased after that date, and also extended the exercise period for the C Warrants and the D Warrants from 3:30 PM Pacific Time on December 20,2002 until 3:30 PM Pacific Time on March 31, 2003. All other terms and conditions of the C Warrants and the D Warrants remained unchanged.


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

On September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C and D Warrants to January 31, 2004 and June 30, 2004, respectively. The C Warrants expired on January 31, 2004 and the D warrants expired on June 30, 2004.

The expenses incurred by the Company through December 31, 2002, with respect to the realization of these proceeds were as follows:



     Legal fees
     (75,000 shares of Common Stock at $1.00 per share)       $      75,000
     Stock transfer fees                                              3,315
     Accounting                                                      22,975
     Commission                                                      38,467
     Miscellaneous                                                   14,122
                                                               ------------
          Total                                               $     153,879
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

During FY2002, FY2003 and FY 2004, the Company's primary business activities were focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang. To effect this presence and build the market for its programming, the Company implemented and broadcasted on Beijing during the year of 2002 and 2003. Which Beijing TV agreed to broadcast, free of charge, five minute segments of the Company's major episodic television program.

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

Due to the lack of funding, the production of the programming has stopped, other parts of the Company's business plan also could not be implemented. Most notable in this regard is the Company's inability to implement contextual selling. Understandably, manufacturers and distributors of lifestyle products are reluctant to enter into advertising, promotion or product distribution agreements with the Company until they could be certain that they could sell their products into the Chinese market.

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern.

The company is continuous its effort in seeking new capital. Currently, the Company does not have any commitments or obligations, which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.



Item 7. Financial Statements
----------------------------












                            EarthNetMedia, Inc.
                       (A Development Stage Company)

                            Financial Statements
                             December 31, 2004
                          (Stated in U.S. Dollars)


/Letterhead/


          Report of Independent Registered Public Accounting Firm
          --------------------------------------------------------


To the Stockholders and Directors of
EarthNetMedia, Inc.

We have audited the accompanying balance sheet of EarthNetMedia, Inc. (a Nevada Corporation) (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EarthNetMedia, Inc. for the year ended December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that EarthNetMedia, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, EarthNetMedia, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2005



                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                         December 31, 2004 and 2003
                          (Stated in U.S. Dollars)

                                                       2004        2003
                                                   ----------- -----------
                                   Assets

Current Assets
  Cash                                            $        259 $     5,293
                                                   =========== ===========

                     Liabilities & Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities        $    202,606 $   156,944
  Accrued compensation payable                         243,522     286,023
  Settlement fee payable                                67,500      67,500
  Note payable                                          37,500      37,500
  Due to related parties                                74,797      54,357
                                                   ----------- -----------
    Total Current Liabilities                          625,925     602,324
                                                   ----------- -----------

  Common Stock, $0.001 par value, 100,000,000
   shares authorized, 54,558,800 and 51,258,800
   shares issued and outstanding, respectively          54,559      51,259
  Additional paid in capital                         2,359,863   2,280,663
  Deficit accumulated during the development
   stage                                           (3,040,088) (2,928,953)
                                                   ----------- -----------
    Total Stockholders' Equity                       (625,666)   (597,031)
                                                   ----------- -----------
    Total Liabilities & Stockholders' Equity      $        259 $     5,293
                                                   =========== ===========




















 The accompanying notes are an integral part of these financial statements.


                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                          Statements of Operations
               For the years ended December 31, 2004 and 2003
           and the period April 11, 2000 (date of incorporation)
                            to December 31, 2004
                          (Stated in U.S. Dollars)

                                                                      April 11, 2000
                                                                        (Date of
                                                                    Incorporation) to
                                                    December 31,        December 31,
                                                 2004         2003          2004
                                            ------------  ------------  ------------
Revenue                                     $      -      $     22,350  $     22,350
                                            ------------  ------------  ------------

Expenses
  Consulting Fees                                  -            19,446       334,495
  Compensation   Note 8                            27,358      387,074     1,227,511
  Interest                                          3,000       10,211        86,976
  Other Expenses   Note 8                          51,732      137,998       699,788
  Professional fees                                28,245       64,533       364,059
                                             ------------ ------------  ------------
Total Expenses                                    110,335      619,262     2,712,829
                                             ------------ ------------  ------------

(Loss) from Operations                          (110,335)    (619,262)   (2,712,829)

Other Income (Expenses)
  Gain on Sale of Assets   Note 1                  -           300,000       300,000
  Production Cost Write Offs                       -            -          (629,524)
  Write Off Investment   Note 1                    -          (15,000)      (15,000)
  Taxes                                             (800)      (2,625)       (5,085)
                                             ------------ ------------  ------------
Total Other Income (Expenses)                       (800)      282,315     (349,609)
                                             ------------ ------------  ------------

Net Income (Loss)                            $  (111,135) $  (314,597)  $(3,040,088)
                                             ============ ============  ============

Basic (Loss) per Share                       $     (0.00) $     (0.01)
                                             ============ ============

Weighted Average Number of
Shares Outstanding                             51,475,193   44,277,980
                                             ============ ============





















 The accompanying notes are an integral part of these financial statements.



                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
             For the Years Ended December 31, 2004 and 2003 and
   the Period April 11, 2000 (Date of Incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)

                                          Common Stock
                                   ----------------------    Paid In     Development
                                       Shares     Amount     Capital        Stage
                                   -----------  ---------- ----------- -------------
Issued Pursuant to an Asset
   Purchase Agreement at
   $0.0008 Per Share                31,542,000  $   31,542 $   (6,541)  $     -

Issuance of Shares for Services
   at $0.1016 Per Share              3,840,000       3,840     386,160        -

Additional Capital Contributions         -         -            98,721        -

Net Loss for the Period Ended
   December 31, 2000                     -          -           -          (315,568)
                                   -----------  ---------- ----------- -------------

Balance, December 31, 2000          35,382,000      35,382     478,340     (315,568)

Issuance of Shares for Cash
   at $0.1775 Per Share                690,000         690     121,810        -

Net Loss for the Year Ended
   December 31, 2001                     -          -           -          (753,663)
                                   -----------  ---------- ----------- -------------
Balance, December 31, 2001          36,072,000      36,072     600,150   (1,069,231)

Issuance of Shares for Cash
   at $0.2492 Per Share              1,186,800       1,187     294,513        -

Issuance of Shares for Debt
   at $0.10 Per Share                7,000,002       7,000     693,000        -

Net Loss for the Year Ended
   December 31, 2002                     -          -          -         (1,545,125)
                                   -----------  ---------- ----------- -------------
Balance, December 31, 2002          44,258,802      44,259   1,587,663   (2,614,356)




















 The accompanying notes are an integral part of these financial statements.



                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
             For the Years Ended December 31, 2004 and 2003 and
   the Period April 11, 2000 (Date of Incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)

                                         Common Stock
                                   -----------------------    Paid In   Development
                                      Shares      Amount      Capital      Stage
                                   -----------  ---------- ----------- -------------
Issuance of Shares for Debt
   at $0.10 Per Share                6,999,998       7,000     693,000        -

Net Loss for the Year Ended
   December 31, 2003                     -          -           -          (314,597)
                                   -----------  ---------- ----------- -------------

Balance, December 31, 2003          51,258,800      51,259   2,280,663   (2,928,953)

Issuance of Shares for Debt
   at $0.025 Per Share               3,300,000       3,300      79,200        -

Net Loss for the Year Ended
   December 31, 2004                     -          -           -          (111,135)
                                   -----------  ---------- ----------- -------------

Balance, December 31, 2004          54,558,800  $   54,559 $ 2,359,863 $ (3,040,088)
                                   ===========  ========== =========== =============





The number of shares issued and outstanding has been restated to give retroeffective effect for a forward stock split on a six for one basis approved by the shareholders on January 20, 2003. The par value and additional paid in capital were adjusted during the year ended December 31, 2000 to adjust the par value amount in conformity with the number of shares then issued.











 The accompanying notes are an integral part of these financial statements.


                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
             For the years ended December 31, 2004 and 2003 and
   the period April 11, 2000 (date of incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)

                                                                      April 11, 2000
                                                                          (Date of
                                                                     Incorporation) to
                                                   December 31,         December 31,
                                                2004          2003          2004
                                            ------------  ------------  ------------
Cash Flows (Used) in Operating Activities
  Net Loss for the Period                   $  (111,135)  $  (314,597)  $(3,040,088)
  Non-Cash Items:
   Depreciation                                    -             1,844        86,355
   Gain on Sale of Assets                          -         (300,000)     (304,000)
   Production of Cost Write-Offs                   -            -            824,848
   Write Off of Investments                        -            15,000        15,000
Changes in Non-Cash Working Capital Items
  Related to Operations:
   Prepaid Expenses                                -            19,934        -
   Accounts Payable and Accrued Liabilities       45,662        72,491       202,606
   Accrued Compensation Payable                   39,999       465,134     1,318,012
   Deferred Credits                                -           (7,730)        -
   Settlement Fee Payable                          -           (7,500)        67,500
                                            ------------  ------------  ------------
Net Cash Used in Operating Activities           (25,474)      (55,424)     (829,767)
                                            ------------  ------------  ------------

Cash Flows (Used) in Investing Activities
  Production Costs                                 -            -          (301,571)
  Purchase of Property & Equipment                 -            -           (53,662)
  Organization Costs                               -            -           (25,000)
  Investment                                       -            -           (15,000)
                                            ------------  ------------  ------------
Net Cash (Used) in Investing Activities            -            -          (395,233)
                                            ------------  ------------  ------------

Cash Flows Provided in Financing Activities
  Increase in Due to Related Party                20,440        51,437       569,097
  Issuance of Note Payable                         -            -             37,500
  Issuance of Common Stock                         -            -            613,960
                                            ------------  ------------  ------------
Net Cash Provided in Financing Activities         20,440        51,437     1,220,557
                                            ------------  ------------  ------------

Net (Decrease) in Cash During the Year           (5,034)       (3,987)       (4,443)

Cash, Beginning of Year                            5,293         9,280         4,702
                                            ------------  ------------  ------------
Cash, End of Year                           $        259  $      5,293  $        259
                                            ============  ============  ============














      The accompanying notes are an integral part of these financial statements.

                                 EarthNetMedia, Inc.
                            (A Development Stage Company)
                               Statements of Cash Flows
                  For the years ended December 31, 2004 and 2003 and
        the period April 11, 2000 (date of incorporation) to December 31, 2004
                               (Stated in U.S. Dollars)

                                                                      April 11, 2000
                                                                          (Date of
                                                                     Incorporation) to
                                                   December 31,         December 31,
                                                2004          2003          2004
                                            ------------  ------------  ------------
Supplementary Disclosure of Cash
Flow Information
  Cash paid for:
   Interest                                 $      -      $     -       $     -
   Income Taxes                             $      -      $     -       $      1,600

Non-Cash Transactions   Note 9















 The accompanying notes are an integral part of these financial statements.

                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

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

       Going Concern - These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $3,040,088 since inception, has a working capital deficiency of $625,666 at December 31, 2004 and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

       The Company's current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company has historically satisfied its capital need primarily by issuing equity securities.

       Estimates - The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.


                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 1 Nature and Continuance of Operations (continued)
       ------------------------------------------------

       The financial statements have, in management's opinion, been property prepared within the framework of the significant accounting policies summaries below:

       Development Stage Company
       -------------------------

       The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.

       Television Programming
       ----------------------

       The cost of the Company's television programming, both that acquired from Pac Pacific and costs incurred to produce programming incurred since the merger were capitalized as production costs. Minimal revenues have been recognized with respect to any of the Company's programming since inception. In order to successfully distribute its television programming to China and other markets, the Company must produce a sufficient number of episodes, which requires significant capital. To date, the Company has not been able to obtain sufficient capital for this purpose, and the accounting standards set forth in Statement of Financial Accounting Standards ("SFAS") No.139 required the Company to write-off all accumulated costs of its programming as of December 31, 2002, a total of $629,524.

Note 2 Summary of Significant Accounting Policies
       ------------------------------------------

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

       Revenue Recognition
       -------------------

       The Company's revenue recognition policy is in compliance with Staff Accounting Bulletin ("SAB") 101. Revenue will be recognized when services are rendered or products delivered and collection is reasonably assured. Revenue during the year ended December 31, 2003 relates to rental of conference centre booths in China. This revenue is not expected to continue in years beyond December 31, 2003.


                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 2 Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

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

       Impairment of Long-Lived Assets
       -------------------------------

       The Company evaluates the long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

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



                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 3 Note Payable
       ------------

       On April 11, 2002, the Company borrowed $37,500 under a note payable with interest of eight percent (8%). The principal is repayable out of ten percent (10%) of proceeds realized by the Company from the exercise of its outstanding warrants. Subsequent to December 31, 2003, the warrants expired unexercised. As of December 31, 2004, the principal balance remains $37,500 with accrued interest of $8,244.

       The Company has the following note       December 31,  December 31,
       payable obligations:                         2004          2003
                                                ------------  ------------
       Note payable accruing interest at a rate
       of 8% per annum                          $     37,500  $     37,500
                                                ------------  ------------
       Totals                                   $     37,500  $    37,500
       Less Current Maturities                      (37,500)      (37,500)
                                                ------------  ------------
       Total Long-Term Notes Payable            $     -       $     -
                                                ============  ============

Note 4 Settlement Fee Payable
       ----------------------

       A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts and fraud in December 2002. The Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid the plaintiff $7,500 upon execution of the agreement and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. The Company has previously established a reserve as of December 31, 2002 regarding this litigation and accordingly settlement will not have a material adverse effect on the Company's statements. During the year ended December 31, 2004, the warrants expired unexercised.

Note 5 Income Taxes
       ------------

       The following table summarizes the significant components of the Company's deferred tax assets:

                                                December 31,  December 31,
                                                    2004          2003
                                                ------------  ------------
       Deferred tax assets
       Non-capital losses carryforward          $    981,434  $    968,483
       Valuation allowance for deferred
         tax asset                                 (981,434)      (968,483)
                                                ------------  ------------
                                                $      -      $     -
                                                ============  ============



                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 5 Income Taxes (continued)
       ------------------------

       The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

       No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $3,040,088 the benefit of which has not been recorded in the financial statements.

Note 6 Stockholders' Equity
       --------------------

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


                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 6 Stockholders' Equity (continued)
       --------------------------------

       The following is a table that summarizes common stock warrants:

                                                                  Weighted
                                                                   Average
                                                  Number of       Exercise
                                                      Shares         Price
                                                ------------  ------------
       Outstanding, December 31, 2002
                 A                                 4,909,200  $       0.04
                 B                                 5,856,000          0.05
                 C                                 6,000,000          0.06
                 D                                 6,000,000          0.10
              Granted                                 -             -
              Exercised                               -             -
                 C                                  (24,000)        -
                 D                                  (18,000)        -
              Canceled
                 A                               (4,909,200)        -
                 B                               (5,856,000)        -
              Expired                                 -             -
                                                ------------  ------------
       Outstanding, December 31, 2003
                 C                                 5,976,000          0.03
                 D                                 5,982,000          0.05
              Granted                                 -             -
              Exercised                               -             -
              Canceled                                -             -
              Expired
                 C                               (5,976,000)        -
                 D                               (5,982,000)        -
                                                ------------  ------------
       Outstanding, December 31, 2004                 -       $     -
                                                ============  ============


                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 7 Related Party Transactions
       --------------------------
       The Company was charged the following amounts by directors and officers of the Company:

                                                    2004          2003
                                                ------------  ------------
       Automobile allowance                     $     -       $     19,725
       Compensation                                   25,000        369,000
       Interest                                       -             -
       Promotion                                      40,000        -
       Rent                                           -             81,600
                                                ------------  ------------
                                                $     65,000  $    470,325
                                                ============  ============



       The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

       At December 31, 2004 and 2003, the Company owed the following amounts to directors and a former director of the Company or companies with directors and former directors in common:

                                                    2004          2003
                                                ------------  ------------
       Accounts payable                         $     35,725  $     10,725
       Accrued compensation                          173,100        215,600
       Due to related parties                         74,797        54,357
                                                ------------  ------------
                                                $    283,622  $    280,682
                                                ============  ============


       These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

       On December 29, 2003 the principal stockholders forgave $700,000 of accrued compensation for 6,999,998 common shares at the then fair market value of $0.10. On December 7, 2004, the principal stockholders forgave $82,500 of accrued compensation for 3,300,000 common shares at the then fair market value of $0.025 per share.

Note 8 Non-cash Transactions
       ---------------------

       Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

       During the year ended December 31, 2004, the following transaction was excluded from the statement of cash flow:

       a) The Company issued 3,300,000 common shares at $0.025 per share to settle debts owing to its principle shareholders totaling $82,500.

                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 8 Non-cash Transactions (continued)
       ---------------------------------

       During the year ended December 31, 2003, the following transactions were excluded from the statement of cash flows:

       a) The Company issued 6,999,998 common shares at $0.10 per share to settle debts owing to its principle shareholders totaling $700,000.

       b) The Company settled debts owing to its principle shareholders totaling $300,000 for the sale of assets that had been written-off during the year ended December 31, 2002.

Note 9 Going Concern
       -------------

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

Note 10 New Technical Pronouncements
        ---------------------------

       In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 149 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an impact on the Company's consolidated financial statements.

       In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements.


                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 10 New Technical Pronouncements (continued)
       ----------------------------------------

       In December 2004, the FASB issued SFAS No. 153, AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

       In December 2004, the FASB issued SFAS No. 123 (Revised), ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This adoption of SFAS No. 123 (revised) did not have any impact on the Company's financial statements.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
---------------------

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

       On August 11, 2003, the Company terminated Kabani & Company as its independent accountant.

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


                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

Mr. Felizian (Phil) Paul co-founded EarthNetMedia in April 2000 and has servedas its Chairman of the Board and Treasurer since its inception. Mr. Paul is married to Ms. Alie Chang. In 1995, Mr. Paul co-founded PPGI with Ms. Chang, and served as its Chairman of the Board and Treasurer. Prior to founding EarthNetMedia and its predecessor company, Mr. Paul was Founder and President of Pac Pacific Construction, Inc., a construction and development company based in Los Angeles. Mr. Paul's company was a constructor of industrial complexes and numerous residential development projects, including a 960-unit condominium complex, the Playboy Mansion West, the Sheraton Miramar renovation and addition in Santa Monica, the Six Flags Magic Mountain Spiliken's Corner, the Panda Pavilion at the Los Angeles Zoo and the Arco Seminar center in Santa Barbara, California.

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


===========================================================================

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

9. VOTING TRUST  AGREEMENT Not Applicable

10.      MATERIAL  CONTRACTS

10.1(2)       Beijing TV Program Broadcast Agreement and Renewal
10.2(2)       BETC Business Agreement
10.3(2)       CCTV  Broadcast  Agreement
10.4(2)       Alie  Chang  Employment Agreement
10.5(8)       Lock-Up Agreement
10.6(8)       Final Agreement
10.7(10)      Ladenburg Thalmann  Agreement
10.8(11)      Note dated as of April 11, 2002
10.9(11)      Note dated as of  July 1,  2002
10.10(11)     Security  Agreement  dated  as of  July  1,  2002
10.11(14)     Letter of Authorization re US Pavilion
10.12(14)     Letter of Authorization re European  Pavilion


11.  STATEMENT RE: COMPUTATION  OF PER SHARE  EARNINGS

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

99       ADDITIONAL EXHIBITS

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



                                  EarthNetMedia, Inc.

                                  By:  /s/  FELIZIAN PAUL
                                  -------------------------
                                            Felizian Paul
                                            Chairman of the Board
                                            April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature          Title                                   Date


/s/  FELIZIAN PAUL Chairman of the Board of Directors      April 14, 2005
------------------ (Principal Financial Officer and
    Felizian Paul  Principal Accounting Officer)


/s/  ALIE CHANG    President and Chief Executive Officer   April 14, 2005
------------------ and Director
    Alie Chang

/s/  ANGI MA       Secretary                               April 14, 2005
------------------
     Angi Ma