Form 10QSB
period 2005-03-31
EARTHNETMEDIA INC
filed 2005-05-16
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005


                      Commission file number 333-57514

                            EARTHNETMEDIA, INC.
                           ----------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                   95-4834274
State or other jurisdiction of                              I.R.S. Employer
Incorporation or organization                            Identification No.


     222 Amalfi Drive
     Santa Monica, CA                                            90402
Address of principal executive offices                          Zip Code


Registrant's telephone number, including area code (310) 459-1081


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                              Outstanding at April 13, 2005
-----------------------------      -----------------------------
Common Stock, $.001 Par Value           54,558,800

Transitional Small Business Disclosure Format  Yes  [   ]   No  [X]




                            EARTHNETMEDIA, INC.
                                FORM 10-QSB
                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheet, March 31, 2005 (unaudited). . . . . . . . . . .2

          Statements of Operations for the Three Months
             ended March 31, 2005 and 2004 (unaudited) . . . . . . . . .3

          Statements of Cash Flows for the Three Months
             ended March 31, 2005 and 2004 (unaudited) . . . . . . . . .4

          Notes to Financial Statements (unaudited). . . . . . . . . . .5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .9

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . 11


Part II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 12

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . 12

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . 12

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 12

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13














PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                               Balance Sheet
                          (Stated in U.S. Dollars)

                                                                 March 31,
                                                                   2005
                                                               ------------
                                                                (unaudited)
                                   ASSETS

Current Assets
     Cash                                                      $        215
                                                               ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                  $    203,341
     Accrued compensation payable                                   243,522
     Settlement fee payable                                          67,500
     Note payable                                                    37,500
     Due to related parties                                          76,797
                                                               ------------
       Total Current Liabilities                                    628,660
                                                               ------------

     Common Stock, $0.001 par value, 100,000,000 shares
      authorized, 54,558,800 shares issued and outstanding           54,559
     Additional paid in capital                                   2,359,863
     Deficit accumulated during the development stage           (3,042,867)
                                                               ------------
       Total Stockholders' Equity                                 (628,445)
                                                               ------------
       Total Liabilities & Stockholders' Equity                $        215
                                                               ============







                                     2

                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                          Statements of Operations
             For the three months ended March 31, 2005 and 2004
  and the period April 11, 2000 (date of incorporation) to March 31, 2005
                          (Stated in U.S. Dollars)

                                                             April 11, 2000
                                                                  (Date of
                                                             Incorporation)
                                                                     to
                                               March 31,         March 31,
                                        2005          2004          2005
                                   ------------  ------------  ------------
Revenue                             $         -   $         -   $    22,350
                                   ------------  ------------  ------------
Expenses
 Consulting Fees                              -             -       334,495
 Compensation                                 -             -     1,227,511
 Other Expenses                              44        10,258       699,832
 Professional fees                            -        12,822       364,059
                                   ------------  ------------  ------------
Total Expenses                               44        23,080     2,625,897
                                   ------------  ------------  ------------
(Loss) from Operations                     (44)      (23,080)   (2,603,547)

Other Income (Expenses)
 Interest Expense                       (2,735)       (2,000)      (89,711)
 Gain on Sale of Assets                       -             -       300,000
 Gain on Settlement of Accounts
  Payable                                     -        15,000        15,000
 Production Cost Write Offs                   -             -     (644,524)
 Write Off Investment                         -             -      (15,000)
 Taxes                                        -             -       (5,085)
                                   ------------  ------------  ------------
Total Other Income (Expenses)           (2,735)        13,000     (439,320)
                                   ------------  ------------  ------------
Net Income (Loss)                  $    (2,779)  $   (10,080)  $(3,042,867)
                                   ============  ============  ============

Basic (Loss) per Share             $     (0.00)  $     (0.00)
                                   ============  ============
Weighted Average Number of
Shares Outstanding                   54,558,800    44,277,980
                                   ============  ============



                                     3

                            EarthNetMedia, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
           For the three months ended March 31, 2005 and 2004 and
    the period April 11, 2000 (date of incorporation) to March 31, 2004
                          (Stated in U.S. Dollars)

                                                                       April 11, 2000
                                                                            (Date of
                                                                       Incorporation)
                                                                               to
                                                         March 31,         March 31,
                                                  2005          2004          2005
                                             ------------  ------------  ------------
Cash Flows (Used) in Operating Activities
 Net Loss for the Period                     $    (2,779)  $   (10,080)  $(3,042,867)
 Non-Cash Items:
  Depreciation                                          -             -        86,355
  Gain on Sale of Assets                                -             -     (304,000)
  Production of Cost Write-Offs                         -             -       824,848
  Write Off of Investments                              -             -        15,000
Changes in Non-Cash Working Capital Items
 Related to Operations:
  Prepaid Expenses                                      -             -             -
  Accounts Payable and Accrued Liabilities          2,735      (13,000)       202,606
  Accrued Compensation Payable                          -     1,318,012
  Deferred Credits                                      -             -             -
  Settlement Fee Payable                                -             -        67,500
                                             ------------  ------------  ------------
Net Cash Used in Operating Activities                (44)      (23,080)     (829,767)
                                             ------------  ------------  ------------

Cash Flows (Used) in Investing Activities
 Production Costs                                       -             -     (301,571)
 Purchase of Property & Equipment                       -             -      (53,662)
 Organization Costs                                     -             -      (25,000)
 Investment                                             -             -      (15,000)
                                             ------------  ------------  ------------
Net Cash (Used) in Investing Activities                 -             -     (395,233)
                                             ------------  ------------  ------------
Cash Flows Provided (Used) in Financing
 Activities
 Increase in Due to Related Party                       -        18,454       569,097
 Issuance of Note Payable                               -             -        37,500
 Issuance of Common Stock                               -             -       613,960
                                             ------------  ------------  ------------
Net Cash Provided (Used) in Financing
Activities                                              -        18,454     1,220,557
                                             ------------  ------------  ------------
Net (Decrease) in Cash During the Period             (44)       (4,626)           215

Cash, Beginning of Year                               259         5,143             -
                                             ------------  ------------  ------------
Cash, End of Period                          $        215  $        517  $        215
                                             ============  ============  ============


                                     4

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

ESTIMATES - The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

                                     5

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

NOTE 3 SETTLEMENT FEE PAYABLE

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

NOTE 4 STOCKHOLDERS' EQUITY

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

The following is a table that summarizes common stock warrants:

                                                 Weighted
                                                  Average
                                                Number of      Exercise
                                                   Shares         Price
                                              -----------   -----------
       Outstanding, December 31, 2003
          C                                     5,976,000   $      0.03
          D                                     6,982,000          0.05
       Granted                                          -             -
       Exercised                                        -             -
       Expired
          C                                   (5,976,000)             -
          D                                   (5,982,000)             -
                                              -----------   -----------
       Outstanding, December 31, 2004                   -   $         -
                                              ===========   ===========

NOTE 5 NON-CASH TRANSACTIONS

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

b) The Company settled debts owing to its principle shareholders totaling $300,000 for the sale of assets that had been written-off during the year ended December 31, 2002.
                                     7

NOTE 6 GOING CONCERN

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

Another aspect of the Company's operations is the distribution in China of television programming owned or produced by third parties. The Company arranged for the distribution of certain programming owned by National Geographic, which were broadcast on Chinese television stations during 2001 and 2002. Because of certain unanticipated changes in the way the advertising time related to this programming was utilized, it is unclear what revenue will be earned by the. Company from this distribution activity.

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

The Company does not have any commitments or obligations, which are not. reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

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

The Company is continuing to investigate all opportunities which would provide the Company with operating capital and future cash revenue stream. Such. opportunities include active pursuit of new investors.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report on Form 10-QSB (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based on such evaluation, the Company's CEO and CFO have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The C Warrants expired on January 31, 2004 and the D Warrants expired on June30, 2004.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (filed with this report unless indicated below)

     Exhibit 31.1 Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three months ended March 31, 2005.






                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         EARTHNETMEDIA, INC.

Dated:  May 13, 2005     By: /s/ Alie Chang
                         -------------------------------------------------
                         Alie Chang, President and Chief Executive Officer
                         (Principal Executive Officer)

                         By: /s/ Felizian Paul
                         -------------------------------------------------
                         Felizian Paul, Chairman of the Board of Directors and Chief Financial Officer
                         (Principal Financial Officer)


                         By: /s/ Angi Ma
                         -------------------------------------------------
                         Angi Ma, Secretary