Form 10QSB
period 2005-06-30
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-08-15
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

                      Commission file number 333-57514

                   International Telecommunications, Inc.
                  ---------------------------------------
                       (formerly EarthNetMedia, Inc.)
                       -----------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 95-4834274
State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization                            Identification No.


222 Amalfi Drive
Santa Monica , CA                                                   90402
--------------------------------------                             --------
Address of principal executive offices                             Zip Code


Registrant's telephone number, including area code (310) 459-1081
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                        Outstanding at August 12, 2005
------------------------------               ------------------------------
Common Stock, $.001 Par Value                272,794

Transitional Small Business Disclosure Format Yes [   ]   No [X]


PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Balance Sheet As of June 30, 2005


                                   Assets
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                     $          -
                                                               ------------
   Total current assets                                                   -

   Total assets                                                $          -
                                                               ------------
                   Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable and accrued expenses                         $    204,228
 Accrued compensation payable                                       243,522
 Settlement fee payable                                              67,500
 Note payable                                                        37,500
 Loans from principal stockholders                                   76,797
                                                               ------------
   Total current liabilities                                        629,547

Stockholders' Deficit:
 Preferred stock, $.001 par value, 50,000,000 shares
  authorized, zero shares issued and outstanding                         -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 272,794 shares issued and outstanding                     273
 Additional paid-in capital                                       2,714,149
 Accumulated deficit, retroactively restated                    (3,343,969)
                                                               ------------
   Total stockholders' deficit                                    (629,547)
                                                               ------------
   Total liabilities and stockholders' deficit                 $          -
                                                               ============




 The accompanying notes are an integral part of these financial statements
                                     2



                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)

                                                                       April 11, 2000
                 For the ThreeFor the Three   For the Six   For the Six   (Inception)
                  Months Ended Months Ended  Months Ended  Months Ended           to
                      June 30,     June 30,      June 30,      June 30,      June 30,
                          2005         2004          2005          2004          2005
                  ------------ ------------  ------------  ------------  ------------
Revenues:
  Expo revenue    $          - $          -  $          -  $          -  $     22,350
                  ------------ ------------  ------------  ------------  ------------
   Total revenues            -            -             -             -        22,350

Operating expenses:
  Consulting                 -        1,215             -         1,215       334,495
  Compensation
   expense                   -            -             -             -     1,227,511
  Professional
   fees                      -        9,129             -        21,951       364,059
  General and
   administrative
   expenses              2,215        2,421         2,259        12,679       702,047
                  ------------ ------------  ------------  ------------  ------------
Total operating
expenses                 2,215       12,765         2,259        35,845     2,628,112

Loss from
operations             (2,215)     (12,765)       (2,259)      (35,845)   (2,605,762)

Other Income
(expense):
  Production cost
   write off                 -            -             -             -     (629,524)
  Write off
   Investment                -            -             -             -      (15,000)
 Interest expense      (1,622)      (6,000)       (1,622)       (8,000)      (88,598)
                  ------------ ------------  ------------  ------------  ------------
Total other
income (expenses)      (1,622)      (6,000)       (1,622)       (8,000)     (733,122)
                  ------------ ------------  ------------  ------------  ------------
Loss before
income taxes           (3,837)     (18,765)       (3,881)      (43,845)    (3,38,884)

Provision for
income taxes                 -            -             -             -       (5,085)
                  ------------ ------------  ------------  ------------  ------------
Net loss          $    (3,837) $   (18,765)  $    (3,881)  $   (43,845)  $(3,343,969)
                  ============ ============  ============  ============  ============

Net loss per
share   basic
and diluted       $     (0.01) $     (0.07)  $     (0.01)  $     (0.17)
                  ============ ============  ============  ============

Weighted average
number of common
shares
outstanding
basic and diluted      273,794      256,294       273,794       256,294
                  ============ ============  ============  ============







 The accompanying notes are an integral part of these financial statements
                                     3

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)

                                                                      April 11, 2000
                                             For the Six  For the Six  (inception)
                                            Months Ended Months Ended      to
                                               June 30,     June 30,    June 30,
                                                 2005         2004        2005
                                            ------------ ------------ ------------
Cash flows from operating activities:
  Net (loss)                                $    (3,881) $   (43,845) $(3,343,969)
  Adjustments to reconcile net loss to
  net cash used	in operating activities:
    Depreciation and amortization                     -            -       86,355
    Gain on sale of asset                             -            -       (4,000)
    Write-off of development cost                     -            -      824,848
    Write-off of investment                           -            -       15,000
  Increase (decrease) in:
    Accounts payable                              3,622       12,219      206,228
    Settlement fee payable                            -            -       67,500
    Accrued compensation                              -            -    1,318,012
                                            ------------ ------------ ------------
   Net cash used in operating activities           (259)     (31,626)    (830,026)
                                            ------------ ------------ ------------
Cash flows from investing activities:
   Development costs                                  -            -     (301,571)
   Purchase of property and equipment                 -            -      (53,662)
   Organizational costs                               -            -      (25,000)
   Investment                                         -            -      (15,000)
                                            ------------ ------------ ------------
   Net cash used in investing activities              -            -     (395,233)
                                            ------------ ------------ ------------
Cash flows from financing activities:
   Proceeds from note payable                         -            -       37,500
   Proceeds from the issuance of common
    stock                                             -            -      613,960
   Proceeds from shareholder loans                    -       27,723      569,097
                                            ------------ ------------ ------------
   Net cash used in financing activities              -       27,723    1,220,557
                                            ------------ ------------ ------------
Net increase (decrease) in cash                    (259)      (3,903)      (4,702)

Cash beginning of period                            259        5,143        4,702
                                            ------------ ------------ ------------
Cash, end of period                         $         -  $     1,240  $         -
                                            ============ ============ ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                   $         -  $         -  $         -
   Cash paid for income taxes               $         -	 $         -  $     1,600


   The accompanying notes are an integral part of these financial statements
                                    4


                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2005 (Unaudited)

Note 1:  History and Organization of the Company

International Telecommunications, Inc. (formerly EarthNetMedia, Inc.) (hereinafter, the "Company") was organized as a Nevada corporation on April 11, 2000, and currently has its principal offices in Santa Monica, California.

On May 25, 2000, the Company acquired all of the assets and liabilities of Pac Pacific Group International, Inc., a corporation owned by Alie Chang and Felizian Paul, the principal shareholders of the Company ("PPGI"), in exchange for 157,710 shares (as adjusted - for Split) of the Company's Common Stock. The PPGI asset was primarily (a) its library of English and Chinese television programs presently comprised of approximately eighty half-hour television programs on various stages of completion; and (b) equipment related to the production of such programming. Such assets were written off at December 31, 2002 and all title passed to the Principal Stockholders as of December 29, 2003 in exchange for their forgiveness of $300,000 in Company indebtedness which was charged to additional paid-in capital.

In September 2002 the Company participated in the formation of a company in China ("Newco") in order to comply with various Chinese regulations regarding how foreign companies may do business in China. Under Chinese law, the total required minimum capital of Newco is $200,000 in cash. As of December 31, 2002 the Company invested $15,000 in cash in Newco as the first installment payment of the registration fee. As of October 1, 2003, the company defaulted on its investment deposit requirements and such past investment was written- off at December 31, 2003.

Note 2: Accounting Policies and Procedures

TELEVISION PROGRAMMING: The cost of the Company's television programming, both from PPGI and costs incurred to produce programming incurred since the merger were capitalized as development costs. No revenues have been recognized with respect to any of the Company's programming since inception.

In order to successfully distribute its television programming in other markets, the Company must produce a sufficient number of episodes that requires significant capital. To date, the Company has not been able to obtain sufficient capital for this purpose, and the accounting standards set forth in SFAS 139 require the Company to write off all accumulated costs of its programming as of December 31, 2002, a total of $563,101.

CASH AND CASH EQUIVALENTS: The Company considers all liquid assets with a maturity of three months or less from the date of purchases readily convertible into cash to be cash equivalents.

REVENUE RECOGNITION: The Company's revenue recognition policy is in compliance with Staff Accounting Bulletin (SAB) 101. Revenue will be recognized when services are rendered or products delivered.



                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2005 (Unaudited)

Note 2: Accounting Policies and Procedures - continued

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

These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-KSB/A as filed with the SEC.

BASIC AND DILUTED NET LOSS PER SHARE: Net loss per share is in accordance with SFAS No. 128, "Earnings per share". Diluted net loss is based upon the weighted average number of common shares outstanding (basic) given the assumption that all dilutive instruments were converted or exercised. The following potential common shares (post split) have been excluded in computation of diluted net loss per share for the periods presented because their effect would have been anti dilutive: a) D warrants for 29,910 shares expiring June 30, 2004 at $.20 per share.

                                                 Six Months Ended June 30,
                                                     2005          2004
                                                 ------------  ------------
      Basic earnings per share:
       Income (loss) (numerator)                 $    (3,881)  $   (43,845)
       Weighted average number of shares
         outstanding   basic (denominator)           273,794       256,294
      Per share amount                           $     (0.01)  $     (0.17)
                                                 ============  ============
     Fully diluted earnings per share:
      Income (loss) (numerator)                  $    (3,881)  $   (43,845)
      Weighted average number of shares
       outstanding   diluted (denominator)            273,794       256,294
     Per share amount                            $     (0.01)  $     (0.17)
                                                 ============  ============

Note 3:  Basis of Presentation and Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets and the stockholders' deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company's debt obligations.

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2005 (Unaudited)

The interim financial information of the Company for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004 are unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that can be expected in the future.

Note 4: Settlement Fee Payable

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

Note 5: Notes Payable

On April 11, 2002, the Company borrowed $37,500 at interest of eight percent (8%). The principal is repayable out of ten percent (10%) of proceeds realized by the Company from the exercise of its outstanding warrants.

     The Company has the following note            June 30,      June 30,
     payable obligations:                            2005          2004
                                                 ------------  ------------
     Note payable accruing interest at a rate
      of 8% per annum                            $    37,500   $    37,500
                                                 ------------  ------------
      Totals                                     $    37,500   $    37,500
      Less Current Maturities                        (37,500)      (37,500)
                                                 ------------  ------------
      Total Long-Term Notes Payable              $     -       $     -
                                                 ============  ============


Note 6: Litigation

A former employee of the Company, filed a complaint against the Company alleging breach of written contract, common contracts, and fraud in December 2002; the Company reached a settlement of this litigation. Per the terms of this agreement, the Company paid plaintiff $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. The Company has previously established a reserve as of December 31, 2002 regarding this litigation, and accordingly settlement will not have a material adverse effect on the Company's statements.


                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2005 (Unaudited)


Note 7: Income Taxes

No provision was made for Federal income tax. The provision for taxes consists of the state minimum tax imposed on corporations. The Company incurred net operating losses for purposes of approximately $3,343,969. The net operating loss carryforwards may be used to reduce taxable income through the year 2018. The deferred tax asset and the valuation account are as follows at June 30, 2005 and 2004:

                                                             Six Months Ended June 30,
                                                     2005          2004
                                                 ------------  ------------
                                                 (Unaudited)   (Unaudited)
     Deferred tax asset:
      Deferred noncurrent tax asset              $ 1,136,949   $ 1,112,182
      Valuation allowance                         (1,136,949)   (1,112,182)
                                                 ------------  ------------
      Total                                      $     -       $     -
                                                 ============  ============

Note 8: Stockholders' Equity

In December 2001, the Company sold 3,000 Units (as adjusted split) (the "Offering"). Each Unit consisted of one share Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants", sales price for each Unit was $200.00).

Through June 30, 2005, a total of 5,454 A Warrants, 720 B Warrants, and 120 C warrant, and 900 D Warrants were exercised.

In July 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of common shares of the Company and reverse split of its common stock on a 200 old for 1 new share basis. All share amounts in this report are retroactively restated to reflect the stock split.

Note 9: Related Party Transactions

As of June 30, 2005, the Principal Shareholders have advanced a total of $76,797. This amount advanced is non interest bearing, unsecured and due and payable on demand.

Note 10: Warrants

Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the 29,910 D Warrants ($.20 per share) to 3:30 PM Pacific Time on June 30, 2004. During the period ended June 30, 2004, the warrants expired unexercised.


     The following is a table that summarizes common stock warrants:

                                                    Weighted
                                                     Average
                                                   Number of      Exercise
                                                      Shares         Price
                                                ------------  ------------
    Outstanding, December 31, 2003
         C                                           29,880   $      6.00
         D                                           34,910         10.00
         Granted                                          -             -
         Exercised                                        -             -
         Canceled                                         -             -
         Expired
         C                                          (29,880)            -
         D                                          (34,910)            -
                                                ------------  ------------
    Outstanding, June 30, 2004                            -   $         -
                                                ============  ============

Note 10: Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended December 31, 2004, the following transactions were excluded from the statement of cash flows:

     A) The company issued 16,500 common shares at $50.00 per share to settled debts owing to its principle shareholders totaling $82,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Since inception in April 2000, the Company has been in the development stage and has not generated any substantial operating revenues except for the sale of Common Stock and Warrants in December 2001, approximately $60,000 from the Expo in Beijing, 2003 and the exercise of a limited number of its outstanding Warrants. The Company's operating capital has almost entirely been provided through (a) investments in, and loans to the Company by its principal stockholders, Alie Chang and Felizian (Phil) Paul, and (b) the deferral of compensation and other amounts due to them from the Company. As a result, the Company has not had sufficient capital to produce the amount of television programming necessary to implement its overall business plan or to generate operating revenues.

During the years 2001, 2002 and 2003, the Company's primary business activities were focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang. To effect this presence and build the market for its programming, the Company implemented and broadcasted on Beijing during the year of 2002 and 2003. Which Beijing TV agreed to broadcast, free of charge, five minute segments of the Company's major episodic television program.

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in the year ended 2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,343,969 of operating losses during its development stage of operations from its inception on April 11, 2000 through June 30, 2005. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering made in December 2001, and hopes to realize additional amounts through the exercise of the outstanding "D" Warrants during the year ended 2004.

On December 31, 2003, the Company sold all of the television programming to the principal shareholders. This was done to extinguish outstanding debts owed to the shareholders. The programs had been previously depreciated and written off by the Company thus resulting in contribution to capital for the Company.

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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,343,969 of operating losses during its development stage from April 11, 2000 through June 30, 2005. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

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

Forward-Looking Statements

Statements have been made in this report which constitutes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "seeks," "potential, "or "continue" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of June 30, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(B) Changes in internal controls

During the quarterly period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract, common contracts, fraud and declaratory relief. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2005.The Company previously established a reserve regarding this litigation, and accordingly the settlement will not have a material adverse effect on the Company's financial statements.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

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



















                                 SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             International Telecommunications, Inc.
                             (Formerly EarthNetMedia, Inc.)

Dated: August 12, 2005       By: /s/ Alie  Chang
                             -------------------------------------------
                             Alie Chang, President and
                             Chief Executive Officer
                             (Principal Executive Officer)

                             By: /s/ Felizian Paul
                             -------------------------------------------
                             Felizian Paul, Chief Financial Officer
                             (Principal Financial Officer)











