Form 10QSB/A
period 2004-03-31
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-08-18
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB/A

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


                      Commission file number 333-57514

                   International Telecommunication, Inc.
                   --------------------------------------
                       (formerly EarthNetMedia, Inc.)
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 95-4834274
------------------------------                           ------------------
State or other jurisdiction of                             I.R.S. Employer
Incorporation or organization                            Identification No.


     222 Amalfi Drive
     Santa Monica , CA                                               90402
--------------------------------------                             --------
Address of principal executive offices                             Zip Code


Registrant's telephone number, including area code          (310) 459-1081
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                   Outstanding at August 15, 2005
Preferred Stock, $.001 Par Value                                   -0-
Common Stock, $.001 Par Value                                  272,794
Transitional Small Business Disclosure Format Yes [   ]   No [X]



PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Balance Sheet As of March 31, 2004


Assets                          (Unaudited)

Current assets:
 Cash and cash equivalents                                     $       517
                                                               ------------
   Total current assets                                                517

Property and equipment:
 Office equipment                                                    8,518
 Accumulated depreciation                                           (8,518)
                                                               ------------
   Total property and equipment, net                                      -

   Total assets                                                $       517
                                                               ============

                   Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable and accrued expenses                         $   207,500
 Settlement fee payable                                             67,500
 Note payable   related party                                      210,000
 Note payable                                                       37,500
 Loans from principal stockholders                                  98,454
                                                               ------------
   Total current liabilities                                       620,954

Stockholders' Deficit:
 Preferred stock, $.001 par value, 50,000,000 shares
  authorized, zero shares issued and outstanding                          -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 256,294 shares issued and outstanding                    256
 Additional paid-in capital                                      2,631,666
 Accumulated deficit                                            (3,252,359)
                                                               ------------
   Total stockholders' deficit                                    (620,437)
                                                               ------------
   Total liabilities and stockholders' deficit                 $       517
                                                               ============



 The accompanying notes are an integral part of these financial statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Operations

                                     For the         For the      April 11, 2000
                                  Three Months    Three Months    (inception) to
                                Ended March 31, Ended March 31,      March 31,
                                      2004            2003             2004
                                --------------- ---------------  ---------------
Revenues:                           (Unaudited)     (Unaudited)      (Unaudited)
 Expo revenue                      $      -        $    23,216      $    60,000
                                --------------- ---------------  ---------------
   Total revenues                         -             23,216           60,000

Operating expenses:
 Consulting                               -             18,750          315,049
 Compensation expense                     -            109,014        1,204,079
 Professional fees                      12,822           3,650          413,770
 Production costs write-offs              -               -             644,524
 General and administrative
  expenses                              10,258          43,139          628,772
                                --------------- ---------------  ---------------
   Total operating expenses             23,080         174,553        3,206,194

   Loss from operations                (23,080)       (151,337)      (3,146,194)

Other (expense)
 interest expense:                      (2,000)           (900)        (103,765)
                                --------------- ---------------  ---------------
Loss before income taxes               (25,080)       (152,237)      (3,249,959)

Provision for income taxes                -               (800)          (2,400)
                                --------------- ---------------  ---------------
Net loss                        $      (25,080) $     (153,037)  $   (3,252,359)
                                =============== ===============  ===============


Net loss per share
 basic and diluted              $        (0.10) $        (0.69)
                                =============== ===============

Weighted average number of
 common shares outstanding
 basic and diluted                     256,294         221,294
                                =============== ===============

 The accompanying notes are an integral part of these financial statements



                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Cash Flows

                                          For the         For the      April 11, 2000
                                       Three Months    Three Months    (inception) to
                                     Ended March 31, Ended March 31,      March 31,
                                           2004            2003             2004
                                     --------------- ---------------  ---------------
Cash flows from operating activities:    (Unaudited)     (Unaudited)      (Unaudited)
 Net (loss)                          $      (25,080) $     (153,037)  $   (3,252,359)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                   -             450           86,355
   Gain on sale of asset                                                      (4,000)
   Write-off of development cost                                              824,848
   Write-off of investment                         -               -           15,000
  Increase (decrease) in:
   Prepaid expenses                                -          19,471                -
   Accounts payable                            2,000         130,888          207,500
   Settlement fee payable                          -               -           67,500
   Accrued compensation                            -           (675)        1,022,335
   Deferred credits                                -         (7,730)                -
                                     --------------- ---------------  ---------------
Net cash used in operating activities       (23,080)        (10,633)      (1,032,821)

Cash flows from investing activities:
 Development costs                                 -               -        (301,571)
 Purchase of property and equipment                -               -         (53,662)
 Organizational costs                              -               -         (25,000)
 Investment                                        -               -         (15,000)
                                     --------------- ---------------  ---------------
Net cash used in investing activities              -               -        (395,233)

Cash flows from financing activities:
 Proceeds from note payable                        -               -          247,500
 Proceeds from the issuance of
  common stock                                     -               -          613,960
 Proceeds from shareholder loans              18,454           5,028          567,111
                                     --------------- ---------------  ---------------
Net cash used in financing activities         18,454           5,028        1,428,571

Net increase (decrease) in cash              (4,626)         (5,605)              517
Cash beginning of period                       5,143           9,280               -
                                     --------------- ---------------  ---------------
Cash, end of period                  $          517  $        3,675   $          517
                                     =============== ===============  ===============

Supplemental disclosure of cash flow information:
 Cash paid for interest              $             - $             -  $             -
 Cash paid for income taxes          $             - $             -  $        1,600




 The accompanying notes are an integral part of these financial statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         March 31, 2004 (Unaudited)

Note 1:  History and Organization of the Company

International Telecommunication, Inc. (formerly EarthNetMedia, Inc.) (hereinafter, the "Company") was organized as a Nevada corporation on April 11, 2000, and currently has its principal offices in Santa Monica, California.

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



                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         March 31, 2004 (Unaudited)

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

BASIC AND DILUTED NET LOSS PER SHARE: Net loss per share is in accordance with SFAS No. 128, "Earnings per share". Diluted net loss is based upon the weighted average number of common shares outstanding (basic) given the assumption that all dilutive instruments were converted or exercised. The following potential common shares (post split) have been excluded in computation of diluted net loss per share for the periods presented because their effect would have been anti dilutive: a) D warrants for 29,910 shares expiring June 30, 2004 at $40.00 per share.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                     2004          2003
                                                 ------------  ------------
Basic earnings per share:
 Income (loss) (numerator)                       $   (25,080)  $  (153,037)
 Weighted average number of shares
  outstanding   basic (denominator)                  253,294       221,294
                                                 ------------  ------------
 Per share amount                                $     (0.10)  $     (0.69)
                                                 ============  ============

Fully diluted earnings per share:
 Income (loss) (numerator)                       $   (25,080)  $  (153,037)
 Weighted average number of shares
  outstanding   diluted (denominator)                253,294       221,294
                                                 ------------  ------------
 Per share amount                                $     (0.10)  $     (0.69)
                                                 ============  ============


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         March 31, 2004 (Unaudited)


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

The interim financial information of the Company as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected in the future.

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

The Company had been obligated under several unsecured loans from Felizian Paul and Alie Chang, currently its executive officers and stockholders (hereinafter referred to collectively as the "Principal Stockholders"). During the last three years, amounts were advanced by them to the Company on an, in order to help fund the operating activities. Such amount totaling $210,000 at March 31, 2004 bear interest at eight percent (8%) and are payable on demand.


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         March 31, 2004 (Unaudited)

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

Note 7: Income Taxes

No provision was made for Federal income tax. The provision for taxes consists of the state minimum tax imposed on corporations. The Company incurred net operating losses for purposes of approximately $3,252,359. The net operating loss carryforwards may be used to reduce taxable income through the year 2018. The deferred tax asset and the valuation account are as follows at March 31, 2004 and 2003:

                                                   March 31,     March 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)   (Unaudited)
     Deferred tax asset:
       Deferred noncurrent tax asset             $ 1,105,802   $   940,914
       Valuation allowance                        (1,105,802)     (940,914)
                                                 ------------  ------------
          Total                                  $     -       $     -
                                                 ============  ============

Note 8: Stockholders' Equity

In December 2001, the Company sold 3,000 Units (as adjusted split) (the "Offering"). Each Unit consisted of one share Company's Common Stock, coupled with .05 Class A Warrants, .05 Class B Warrants, .05 Class C Warrants and .05 Class D Warrants (collectively, the "Warrants", sales price for each Unit was $200.00).

Through March 31, 2004, a total of 5,454 A Warrants, 720 B Warrants, and 120 C warrant, and 90 D Warrants were exercised.

In August 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of common shares of the Company and reverse split of its common stock on a 200 old for 1 new share basis. All share amounts in this report are retroactively restated to reflect the stock split.


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         March 31, 2004 (Unaudited)

Note 9: Related Party Transactions

The Principal Shareholders advanced $18,454 on an unsecured basis during the quarter. The balance due to them is $98,454 as of March 31, 2004.

Note 10: Warrants

Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the 29,910 D Warrants ($40.00 per share) to 3:30 PM Pacific Time on June 30, 2004. During the year ended December 31, 2004, the warrants expired unexercised.



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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in FY2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,252,359 of operating losses during its development stage of operations from its inception on April 11, 2000 through March 31, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering made in December 2001, and hopes to realize additional amounts through the exercise of the outstanding "D" Warrants during FY2004.

On December 31, 2003, the Company sold all of the television programming to the principal shareholders. This was done to extinguish outstanding debts owed to the shareholders. The programs had been previously depreciated and written off by the Company thus resulting in a contribution to capital for the Company.

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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,252,359 of operating losses during its development stage from April 11, 2000 through March 31, 2004. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

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

Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of the end of the period covered by this report, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

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

Item 2.  Changes in Securities and Use of Proceeds

Changes in Terms of C Warrants and D Warrants

The Company filed a registration statement on Form SB-2, as amended, with respect to the Offering; this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 3,000 Units (as adjusted for a stock split in January 2003 and stock split in August 2005) pursuant to the Offering at a price of $200.00 per Unit. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with .05 Class A Warrants, .05 Class B Warrants, .05 Class C Warrants and .05 Class D Warrants (collectively, the "Warrants"). All of the A Warrants and B Warrants have been exercised or expired unexercised.

In August 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of shares of Common Stock from 100,000,000 shares to 150,000,000. Effective as of August 1, 2005, the number of the Company's then outstanding shares of Common Stock and then outstanding C Warrants and D Warrants were decreased on a one for two hundred basis. Accordingly, the shares of the Company's Common Stock which may be purchased through exercise of the C Warrants and D Warrants were correspondingly decreased on a one for two hundred basis. At the same time, the exercise price per share under the terms of these C Warrants and D Warrants were multiplied by two hundred, to $44.00 per share for the C Warrants and $75.00 per share for the D Warrants.

On March 20, 2003, the Board of Directors of the Company agreed to (i) reduce the exercise price of the C Warrants to $24.00 per share of Common Stock and the exercise price of the D Warrants to $40.00 per share of Common Stock, in each case for all C Warrants and D Warrants exercised after March 20, 2003; and (ii) extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on April 30, 2003. Effective as of April 29, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C Warrants and the D Warrants to 3:30 PM Pacific Time on June 30, 2003. All other terms and conditions of the C Warrants and D Warrants (as previously amended) remain unchanged.

On September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C and D Warrants to January 31, 2004 and June 30, 2004, respectively. The C Warrants expired on January 31, 2004.

Through March 31, 2004, a total of $318,200 in gross proceeds was realized to proceeds realized from the sale of the Units. There remain outstanding 29,910 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $1,196,400 in additional gross proceeds from the exercise of the Warrants.


The expenses incurred by the Company through March 31, 2004, with respect to the realization of these proceeds were as follows:

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


                              International Telecommunication, Inc.
                              (Formerly EarthNetMedia, Inc.)

Dated: August 18, 2005

                              By: /s/ Alie  Chang
                              ------------------------------------------
                              Alie Chang, President and
                              Chief Executive Officer
                              (Principal Executive Officer)

                              By: /s/ Felizian Paul
                              ------------------------------------------
                              Felizian Paul, Chief Financial Officer
                              (Principal Financial Officer)