Form 10QSB/A
period 2004-06-30
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-08-19
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB/A

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


                      Commission file number 333-57514

                   International Telecommunication, Inc.
                   --------------------------------------
                       (formerly EarthNetMedia, Inc.)
                       ------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 95-4834274
------------------------------                          -------------------
State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization                            Identification No.


     222 Amalfi Drive
     Santa Monica , CA                                              90402
--------------------------------------                            ---------
Address of principal executive offices                             Zip Code


Registrant's telephone number, including area code          (310) 459-1081
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


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Balance Sheet As of June 30, 2004


Assets                                                          (Unaudited)

Current assets:
 Cash and cash equivalents                                     $     1,240
                                                               ------------
   Total current assets                                              1,240
                                                               ------------
   Total assets                                                $     1,240
                                                               ============

                   Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable and accrued expenses                         $   219,719
 Settlement fee payable                                             67,500
 Note payable   related party                                      216,000
 Note payable                                                       37,500
 Loans from principal stockholders                                  99,723
                                                               ------------
   Total current liabilities                                       640,442

Stockholders' Deficit:
 Preferred stock, $.001 par value, 50,000,000 shares
  authorized, zero shares issued and outstanding                      -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 256,294 shares issued and outstanding                    256
 Additional paid-in capital                                      2,631,666
 Accumulated deficit                                            (3,271,124)
                                                               ------------
   Total stockholders' deficit                                    (639,202)
                                                               ------------
   Total liabilities and stockholders' deficit                 $     1,240
                                                               ============




 The accompanying notes are an integral part of these financial statements


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Operations

                                                                        April 11, 2000
                 For the ThreeFor the Three   For the Six   For the Six  (inception)
                  Months Ended Months Ended  Months Ended  Months Ended       to
                    June 30,     June 30,      June 30,      June 30,      June 30,
                       2004         2003          2004          2003          2004
                  ------------ ------------  ------------  ------------  ------------
Revenues:          (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

 Expo revenue      $         - $          -  $          -  $    20,640   $    60,000
                  ------------ ------------  ------------  ------------  ------------
Total revenues               -            -             -       20,640        60,000


Operating expenses:
 Consulting             1,215        1,650         1,215        20,400       316,264
 Compensation
  expense                    -     113,076              -      222,090     1,204,079
 Professional fees      9,129       11,669        21,951        15,319       422,899
 Production costs
  write-offs                 -            -             -             -      644,524
 General and
  administrative
  expenses              2,421       41,789        12,679        83,152       631,193
                  ------------ ------------  ------------  ------------  ------------
Total operating
expenses               12,765      168,184        35,845       340,961     3,218,959

Loss from
operations            (12,765)    (168,184)      (35,845)     (320,321)   (3,158,959)

Other (expense)
  interest expense:    (6,000)      (1,986)       (8,000)       (2,886)     (109,765)
                  ------------ ------------  ------------  ------------  ------------
Loss before
income taxes          (18,765)    (170,170)      (43,845)     (323,207)   (3,268,724)

Provision for
income taxes                 -            -             -             -       (2,400)
                  ------------ ------------  ------------  ------------  ------------
Net loss          $   (18,765) $  (170,170)  $   (43,845)  $  (323,207)  $(3,271,124)
                  ============ ============  ============  ============  ============


Net loss per
share   basic
and diluted       $     (0.07) $     (0.77)  $     (0.17)  $     (1.46)
                  ============ ============  ============  ============
Weighted average
number of
common shares
outstanding
basic and diluted     256,294      221,294       256,294       221,294
                  ============ ============  ============  ============

 The accompanying notes are an integral part of these financial statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Cash Flows

                                         For the Six     For the Six   April 11, 2000
                                        Months Ended    Months Ended  (inception) to
                                          June 30,        June 30,         June 30,
                                            2004            2003             2004
                                     --------------- ---------------  ---------------

Cash flows from operating activities:    (Unaudited)     (Unaudited)      (Unaudited)
 Net (loss)                        $        (43,845)  $    (323,207)    $ (3,271,124)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                  -             900           86,355
   Gain on sale of asset                          -               -           (4,000)
   Write-off of development cost                  -               -          824,848
   Write-off of investment                        -               -           15,000
  Increase (decrease) in:
   Prepaid expenses                               -          19,909                -
   Accounts payable                          12,219          51,231          217,719
   Settlement fee payable                         -               -           67,500
   Accrued compensation                           -               -        1,022,335
   Deferred credits                               -          (7,730)               -
                                     --------------- ---------------  ---------------
Net cash used in operating activities       (31,626)       (258,897)      (1,041,367)
                                     --------------- ---------------  ---------------
Cash flows from investing activities:
 Development costs                                -               -         (301,571)
 Purchase of property and equipment               -               -          (53,662)
 Organizational costs                             -               -          (25,000)
 Investment                                       -               -          (15,000)
                                     --------------- ---------------  ---------------
Net cash used in investing activities             -               -         (395,233)
                                     --------------- ---------------  ---------------
Cash flows from financing activities:
 Bank overdraft                                   -           2,706                -
 Proceeds from note payable                       -               -          247,500
 Proceeds from the issuance of
  common stock                                    -               -          613,960
 Proceeds from shareholder loans             27,723         246,911          576,380
                                     --------------- ---------------  ---------------
Net cash used in financing activities        27,723         249,617        1,437,840
                                     --------------- ---------------  ---------------

Net increase (decrease) in cash              (3,903)         (9,280)           1,240
Cash beginning of period                      5,143           9,280                -
                                     --------------- ---------------  ---------------
Cash, end of period                  $        1,240  $            -   $        1,240
                                     =============== ===============  ===============

Supplemental disclosure of cash
flow information:
 Cash paid for interest              $            -  $            -   $            -
 Cash paid for income taxes          $            -  $          800   $        1,600

 The accompanying notes are an integral part of these financial statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2004 (Unaudited)

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




                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2004 (Unaudited)

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

BASIC AND DILUTED NET LOSS PER SHARE: Net loss per share is in accordance with SFAS No. 128, "Earnings per share". Diluted net loss is based upon the weighted average number of common shares outstanding (basic) given the assumption that all dilutive instruments were converted or exercised. The following potential common shares (post split) have been excluded in computation of diluted net loss per share for the periods presented because their effect would have been anti dilutive: a) D warrants for 29,9100 shares expiring June 30, 2004 at $40.00 per share.

                                          Six Months Ended June 30,
                                        ----------------------------
                                            2004            2003
                                        ------------    ------------
Basic earnings per share:
 Income (loss) (numerator)              $   (43,845)    $  (323,207)
 Weighted average number of shares
  outstanding   basic (denominator)         256,294         221,294
                                        ------------    ------------
 Per share amount                       $     (0.17)    $     (1.46)
                                        ============    ============
Fully diluted earnings per share:
 Income (loss) (numerator)              $   (43,845)    $  (323,207)
 Weighted average number of shares
  outstanding   diluted (denominator)       256,294         221,294
                                        ------------    ------------
 Per share amount                       $     (0.17)    $     (1.46)
                                        ============    ============



                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2004 (Unaudited)

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

The interim financial information of the Company for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 are unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that can be expected in the future.

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

The Company had been obligated under several unsecured loans from Felizian Paul and Alie Chang, currently its executive officers and stockholders (hereinafter referred to collectively as the "Principal Stockholders"). During the last three years, amounts were advanced by them to the Company on an, in order to help fund the operating activities. Such amount totaling $216,000 at June 30, 2004 bear interest at eight percent (8%) and are payable on demand.

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                         June 30, 2004 (Unaudited)

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

Note 7: Income Taxes

No provision was made for Federal income tax. The provision for taxes consists of the state minimum tax imposed on corporations. The Company incurred net operating losses for purposes of approximately $3,271,124. The net operating loss carryforwards may be used to reduce taxable income through the year 2018. The deferred tax asset and the valuation account are as follows at June 30, 2004 and 2003:


                                                    June 30,      June 30,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)   (Unaudited)
     Deferred tax asset:
        Deferred noncurrent tax asset            $ 1,112,182   $   998,771
        Valuation allowance                       (1,112,182)     (998,771)
                                                 ------------  ------------
          Total                                  $         -   $         -
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

Through June 30, 2004, a total of 5,454 A Warrants, 720 B Warrants, and 120 C warrant, and 90 D Warrants were exercised.

In August 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of common shares of the Company and reverse split of its common stock on a 200 old for 1 new share basis. All share amounts in this report are retroactively restated to reflect the stock split.

Note 9: Related Party Transactions

The Principal Shareholders advanced $9,269 on an unsecured basis during the quarter. The balance due to them is $99,723 as of June 30, 2004.

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in the year ended 2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,271,124 of operating losses during its development stage of operations from its inception on April 11, 2000 through June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering made in December 2001, and hopes to realize additional amounts through the exercise of the outstanding "D" Warrants during the year ended 2004.

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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,271,124 of operating losses during its development stage from April 11, 2000 through June 30, 2004. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

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

Item 2.  Changes in Securities and Use of Proceeds

Changes in Terms of C Warrants and D Warrants

The Company filed a registration statement on Form SB-2, as amended, with respect to the Offering; this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 3,000 Units (as adjusted for a stock split in January 2003 and stock split in August 2005) pursuant to the Offering at a price of $200.00 per Unit. This was a self-underwriting. Each Unit consisted of .005 share of the Company's Common Stock, coupled with .05 Class A Warrants, .05 Class B Warrants, .05 Class C Warrants and .05 Class D Warrants (collectively, the "Warrants"). All of the A Warrants and B Warrants have been exercised or expired unexercised.

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

Through June 30, 2004, a total of $318,200 in gross proceeds was realized to proceeds realized from the sale of the Units. There remain outstanding 29,910 D Warrants. If all of these Warrants are ultimately exercised, the Company will realize $1,196,400 in additional gross proceeds from the exercise of the Warrants.

The expenses incurred by the Company through June 30, 2004, with respect to the realization of these proceeds were as follows:

Out of the net cash proceeds realized by the Company from the sale of the Units and the exercise of the Warrants through June 30, 2004, approximately $108,000 was used to repay a portion of the advances made by Felizian Paul and Alie Chang during the year ended 2001. These advances had been used to fund television programming production, operating expenses, working capital and the expenses related to the Offering. The balance of the proceeds has been utilized for the Company's working capital requirements.

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


                              International Telecommunication, Inc.
                              (Formerly EarthNetMedia, Inc.)

Dated: August 19, 2005        By: /s/ Alie  Chang
                              -----------------------------------------
                              Alie Chang, President and
                              Chief Executive Officer
                              (Principal Executive Officer)


                              By: /s/ Felizian Paul
                              -----------------------------------------
                              Felizian Paul, Chief Financial Officer
                              (Principal Financial Officer)