Form 10QSB/A
period 2004-09-30
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-08-19
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB/A

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

                      Commission file number 333-57514

                   International Telecommunications, Inc.
                  ---------------------------------------
                       (formerly EarthNetMedia, Inc.)
                      --------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 95-4834274
---------------------------------                      --------------------
State or other jurisdiction of                              I.R.S. Employer
Incorporation or organization                            Identification No.


     222 Amalfi Drive
     Santa Monica , CA                                            90402
--------------------------------------                        -------------
Address of principal executive offices                           Zip Code


Registrant's telephone number, including area code          (310) 459-1081
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                   Outstanding at August 15, 2005
-------------------------------------        ------------------------------
Preferred Stock, $.001 Par Value                             -0-
Common Stock, $.001 Par Value                            272,794

Transitional Small Business Disclosure Format Yes [   ]   No [X]

PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                               Balance Sheet
                          As of September 30, 2004

                                   Assets

                                                                (Unaudited)

Current assets:
 Cash and cash equivalents                                     $       306
                                                               ------------
   Total current assets                                                306

   Total assets                                                $       306
                                                               ============

                   Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable and accrued expenses                         $   249,719
 Settlement fee payable                                             67,500
 Note payable   related party                                      220,000
 Note payable                                                       37,500
 Loans from principal stockholders                                  99,723
                                                               ------------
   Total current liabilities                                       674,442

Stockholders' Deficit:
 Preferred stock, $.001 par value, 50,000,000 shares
  authorized, zero shares issued and outstanding                         -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 256,294 shares issued and outstanding                    256
 Additional paid-in capital                                      2,631,666
 Accumulated deficit                                            (3,306,058)
                                                               ------------
   Total stockholders' deficit                                    (674,136)
                                                               ------------
   Total liabilities and stockholders' deficit                 $       306
                                                               ============




 The accompanying notes are an integral part of these financial statements

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Operations

                                                                            April
                     For the      For the       For the       For the     11, 2000
                  Three Months Three Months   Nine Months   Nine Months   (Inception)
                     Ended        Ended         Ended         Ended          to
                   September    September     September     September     September
                    30, 2004     30, 2003      30, 2004      30, 2003      30, 2004
                  ------------ ------------  ------------  ------------  ------------
Revenues:          (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

 Expo revenue     $         -  $      (205)  $         -   $    20,435   $    60,000
                  ------------ ------------  ------------  ------------  ------------
Total revenues              -         (205)            -        20,435        60,000

Operating expenses:
 Consulting            30,000         (954)       31,215         19,446      346,264
 Compensation
  expense                   -       93,290             -       315,380     1,204,079
 Professional fees        800        5,125        22,751        20,444       423,699
 Production costs
  write-offs                -            -             -             -       644,524
 General and
  administrative
  expenses                134       27,554        12,813       110,706       631,327
                  ------------ ------------  ------------  ------------  ------------
Total operating
expenses               30,934      125,015        66,779       465,976     3,249,893

Loss from
operations            (30,934)    (125,220)      (66,779)     (445,541)   (3,189,893)

Other (expense)
   interest
 expense:              (4,000)        (796)      (12,000)       (3,682)     (113,765)
                  ------------ ------------  ------------  ------------  ------------
Loss before
income taxes          (34,934)    (126,016)      (78,779)     (449,223)   (3,303,658)

Provision for
income taxes                 -            -             -             -       (2,400)
                  ------------ ------------  ------------  ------------  ------------

Net loss          $   (34,934) $  (126,016)  $   (78,779)  $  (449,223)  $(3,306,058)
                  ============ ============  ============  ============  ============

Net loss per
share   basic
and diluted       $     (0.14) $     (0.57)  $     (0.31)  $     (2.03)
                  ============ ============  ============  ============
Weighted average
number of common
shares outstanding
  basic and
diluted               256,294      221,294       256,294       221,294
                  ============ ============  ============  ============

 The accompanying notes are an integral part of these financial statements






                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Cash Flows

                                          For the Nine   For the Nine  April 11, 2000
                                          Months Ended   Months Ended (inception) to
                                            September      September      September
                                             30, 2004       30, 2003       30, 2004
                                         -------------- -------------- --------------
Cash flows from operating activities:       (Unaudited)    (Unaudited)    (Unaudited)
 Net (loss)                              $     (78,779) $    (449,223)  $ (3,306,058)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Depreciation and amortization                      -          1,350         86,355
  Gain on sale of asset                              -              -         (4,000)
  Write-off of development cost                      -              -        824,848
  Write-off of investment                            -              -         15,000
 Increase (decrease) in:
  Prepaid expenses                                   -         18,509              -
  Accounts payable                              42,219         75,696        247,719
  Settlement fee payable                             -              -         67,500
  Accrued compensation                               -              -      1,022,335
  Deferred credits                                   -         (7,730)             -
                                         -------------- -------------- --------------
Net cash used in operating activities          (36,560)      (361,398)    (1,046,301)

Cash flows from investing activities:
 Development costs                                   -              -       (301,571)
 Purchase of property and equipment                  -              -        (53,662)
 Organizational costs                                -              -        (25,000)
 Investment                                          -              -        (15,000)
                                         -------------- -------------- --------------
Net cash used in investing activities                -              -       (395,233)

Cash flows from financing activities:
 Bank overdraft                                      -              -              -
 Proceeds from note payable                          -              -        247,500
 Proceeds from the issuance of common
  stock                                              -              -        613,960
 Proceeds from shareholder loans                31,723        352,519        580,380
                                         -------------- -------------- --------------
Net cash used in financing activities           27,723        352,519      1,441,840

Net increase (decrease) in cash                 (4,837)        (8,879)           306
Cash beginning of period                         5,143          9,280              -
                                         -------------- -------------- --------------
Cash, end of period                      $         306  $         401  $         306
                                         ============== ============== ==============

Supplemental disclosure of cash flow
information:
 Cash paid for interest                  $           -  $           -  $           -
 Cash paid for income taxes              $           -  $         800  $       1,600


 The accompanying notes are an integral part of these financial statements


                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                       September 30, 2004 (Unaudited)

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



                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                       September 30, 2004 (Unaudited)

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


                                                   Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
    Basic earnings per share:
     Income (loss) (numerator)                  $   (78,779)  $  (449,223)
     Weighted average number of shares
      outstanding   basic (denominator)             256,294       221,294
                                                ------------  ------------
    Per share amount                            $     (0.31)  $     (2.03)
                                                ============  ============
    Fully diluted earnings per share:
     Income (loss) (numerator)                  $   (78,779)  $  (449,223)
     Weighted average number of shares
       outstanding   diluted (denominator)          256,294       221,294
                                                ------------  ------------
    Per share amount                            $     (0.31)  $     (2.03)
                                                ============  ============




                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                       September 30, 2004 (Unaudited)

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

The interim financial information of the Company for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003 are unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that can be expected in the future.

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

The Company had been obligated under several unsecured loans from Felizian Paul and Alie Chang, currently its executive officers and stockholders (hereinafter referred to collectively as the "Principal Stockholders"). During the last three years, amounts were advanced by them to the Company on an, in order to help fund the operating activities. Such amount totaling $220,000 at September 30, 2004 bear interest at eight percent (8%) and are payable on demand.


                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                       September 30, 2004 (Unaudited)

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

Note 7: Income Taxes

No provision was made for Federal income tax. The provision for taxes consists of the state minimum tax imposed on corporations. The Company incurred net operating losses for purposes of approximately $3,306,058. The net operating loss carryforwards may be used to reduce taxable income through the year 2018. The deferred tax asset and the valuation account are as follows at September 30, 2004 and 2003:

                                                September 30, September 30,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)   (Unaudited)
     Deferred tax asset:
     Deferred noncurrent tax asset               $ 1,124,060   $ 1,041,617
     Valuation allowance                          (1,124,060)   (1,041,617)
                                                 ------------  ------------
     Total                                       $     -       $     -
                                                 ============  ============

Note 8: Stockholders' Equity

In December 2001, the Company sold 3,000 Units (as adjusted split) (the "Offering"). Each Unit consisted of .005 share Company's Common Stock, coupled with .05 Class A Warrants, .05 Class B Warrants, .05 Class C Warrants and .05 Class D Warrants (collectively, the "Warrants", sales price for each Unit was $200.00).

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

Note 9: Related Party Transactions

The Principal Shareholders advanced $27,723 on an unsecured basis during the nine months ended September 30, 2004. The balance due to them is $99,723 as of September 30, 2004.




                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                       Notes to Financial Statements
                       September 30, 2004 (Unaudited)

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in the year ended 2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,306,058 of operating losses during its development stage of operations from its inception on April 11, 2000 through September 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern. The Company has realized certain amounts of additional capital through the Offering made in December 2001, and hopes to realize additional amounts through the exercise of the outstanding "D" Warrants during the year ended 2004.

On December 31, 2003, the Company sold all of the television programming to the principal shareholders. This was done to extinguish outstanding debts owed to the shareholders. The programs had been previously depreciated and written off by the Company thus resulting in a capital contribution to the Company.

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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,306,058 of operating losses during its development stage from April 11, 2000 through September 30, 2004. The Company hopes to realize at least some additional amounts through the exercise of the still outstanding Warrants through the end of June 30, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

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

Item 2.  Changes in Securities and Use of Proceeds

Changes in Terms of C Warrants and D Warrants

The Company filed a registration statement on Form SB-2, as amended, with respect to the Offering; this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 3,000 Units (as adjusted for a stock split in January 2003 and the stock split in August
2005) pursuant to the Offering at a price of $200.00 per Unit. This was a self-underwriting. Each Unit consisted of .005 shares of the Company's Common Stock, coupled with .05 Class A Warrants, .05 Class B Warrants, .05 Class C Warrants and .05 Class D Warrants (collectively, the "Warrants"). All of the A Warrants and B Warrants have been exercised or expired unexercised.

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

The expenses incurred by the Company through September 30, 2004, with respect to the realization of these proceeds were as follows:

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


                             International Telecommunications, Inc.
                             (Formerly EarthNetMedia, Inc.)

Dated: August 19, 2005       By: /s/ Alie  Chang
                             -------------------------------------------
                             Alie Chang, President and
                             Chief Executive Officer
                             (Principal Executive Officer)

                             By: /s/ Felizian Paul
                             -------------------------------------------
                             Felizian Paul, Chief Financial Officer
                             (Principal Financial Officer)