Form 10KSB/A
period 2004-12-31
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-08-22
CIK 1137117

___________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         __________________________

                               Form 10-KSB/A
                                 (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2004

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                       Commission File No. 333-57514
                        ___________________________

                   International Telecommunication, Inc.
                       (formerly EarthNetMedia, Inc.)
                  ---------------------------------------
               (Name of small business issuer in its charter)

     Nevada                                                 95-4832474
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     222 Amalfi Drive
     Santa Monica, California                                       90402
(Address of principal executive offices)                         (Zip Code)

      Issuer's telephone number, including area code:  (310) 459-1081

     Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, Par Value $.001
                        ___________________________

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB.  [   ]

     The issuer's revenues for its most recent fiscal year were $0.

     The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $56,670 as of April 15, 2005.

     The number of shares outstanding of the Issuer's $.001 par value Common Stock as of August 15, 2005 was 272,794.


                    Documents Incorporated by Reference
                                    None

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       Annual Report on Form 10-KSB/A
                             Table of Contents



Part I                                                             Page No.
                                                                   --------
     Item 1.   Description of Business                                    2
     Item 2.   Description of Properties                                  6
     Item 3.   Legal Proceedings                                          6
     Item 4.   Submission of Matters to a Vote of Security Holders        7

Part II
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                        7
     Item 6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10
     Item 7.   Financial Statements                                      10
     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       26
     Item 8A.  Controls and Procedures                                   27

Part III
     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange
               Act                                                       27
     Item 10.  Executive Compensation                                    29
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management                                                29
     Item 12.  Certain Relationships and Related Transactions            30
     Item 13.  Exhibits and Reports on Form 8-K                          31
     Item 14.  Principal Accountant Fees and Services                    32

     Signatures                                                          33


                                   PART I

Item 1. Description of Business

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

Organization

Founded in April 2000, International Telecommunication, Inc. (Formerly EarthNetMedia, Inc.) (the "Company") is a U.S.-based multimedia and international marketing company which has been positioning itself to become a global multimedia television production and distribution company with the express purpose of producing, distributing and broadcasting entertaining, informative and cross-cultural consumer-oriented shows. The Company's goal is to provide wholesome family-style programming and, in connection with this programming, to merchandise consumer products via television and its Website, to offer favorable prices to the consumer, and to give the Company and its shareholders optimal capital value.

International Telecommunication, Inc. formerly produced and distributed a home improvement, interior design, and lifestyle television program in order to provide a gateway for businesses in these industries to enter China's lucrative markets. The Company's plan was to initially provide an entry for these U.S. and international businesses to establish their presence in China, and then to assist firms with the marketing and branding of their products and services in the Chinese marketplace.

"The Art of Living" is the Company's current interior design and lifestyle television series, produced and hosted by International Telecommunication, Inc. CEO Alie Chang. It has been broadcast on a sample basis on Beijing television to an audience in excess of 90 million viewers. The Company has positioned itself to be a gateway to China for U.S. and international companies, particularly in the home improvement and technology sectors.
The Company plans to cross promote all related products of such companies across all its media assets.

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

International Telecommunication, Inc. is a development stage company since its inception in April 2000. The Company has generated almost no revenue to date, and accordingly has suffered recurring losses from operations; it also has a net capital deficiency of $(625,666) as of December 31, 2004.
It is anticipated that, at least until the Company obtains the capital necessary to produce a sufficient number of episodes of television programming, it will generate little or no revenue and will continue to incur significant operating losses and cash flow deficits. Recovery of the value of the Company's assets is dependent upon future events, whether the successful completion of the Company's capital raising efforts or the attainment of profitable operations, which is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The outcome of such events is indeterminable, and these factors raise substantial doubt about the Company's ability to continue as a going concern.

The present  executive  officers of the Company,  Alie Chang and Felizian
(Phil)Paul, who are husband and wife, owned approximately 90% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") as of February 15, 2005, and will continue to beneficially own a majority of the Common Stock even if all of the Company's currently outstanding Warrants are exercised. (See Item 11 of this Form 10-KSB/A.) Accordingly, these individuals (hereinafter sometimes collectively referred to as the "Principal Stockholders") will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

International Telecommunication, Inc.'s principal executive offices are located at 222 Amalfi Drive, Santa Monica, CA 90402, and its telephone number is (310) 459-1081.

International Telecommunication, Inc. currently has four employees. Subject to available operating capital, the Company expects to hire additional employees in the next 12 months for video production, operations, business development, marketing, sales, accounting and management. Such personnel may be located in China, Europe and the US.

The corporate website is www.earthnetmedia.com. (This reference to our Web address does not constitute incorporation by reference of the information contained at this site.) www.earthnetmedia.com is a trademark of International Telecommunication, Inc., (formerly EarthNetMedia) All brand names and trademarks appearing in this prospectus are the property of their respective holders.

Business

International Telecommunication, Inc. has identified the following key potential profit centers: TV Production and Distribution. This is intended to be the core business for International Telecommunication, Inc.. Its television programs are aimed at gaining recognition of International Telecommunication, Inc.'s and Alie's brand name, and achieving access to
many potential related  business arenas. The   Company has been producing a
home improvement/interior design show, "The Art of Living--Home Improvement, Interior Design," in a magazine format. Future productions may include, a travel show and a new technology show.

E-COMMERCE AND TV DIRECT SALES: International Telecommunication, Inc. intends to utilize all media resources, including a Website and e-commerce, as well as broadcast, cable and satellite television, to reach the major markets in China, Southeast Asia and the U.S. The Company will cross promote via its Web site and its television program. China Everbright Bank has committed to providing credit and debit cards to International Telecommunication, Inc.'s customers to be used for TV, Internet, catalog and showroom purchases in China.

MEDIA BUYING AND ADVERTISING SALES: The demand for furniture and accessories seen on recently broadcast television programming has placed International Telecommunication, Inc. in a position to take advantage of the rapid growth of China's home improvement industry. Numerous multi-national home improvement entities have demonstrated interest in advertising their products and services on "The Art of Living" program. Capital Requirements. Almost all of the foregoing business opportunities require the Company to have a level of working capital in order for the Company to pursue them. To date, it has not had working capital to pursue these opportunities, and therefore has not been actually able to conduct business operations in these areas. If it is not able to obtain sufficient working capital, there may be significant doubts about its ability to survive as a going concern.

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

CHINESE GOVERNMENT REGULATION AND FOREIGN CURRENCY TRANSFERS

All television broadcast media in China are government-controlled networks. Both Beijing TV and CCTV, which originally approached International Telecommunication, Inc. and requested that the Company supply them with U.S. lifestyle television programming, are government-owned. The Company's television shows deal with lifestyle topics and, as such, are non-political. Their content is in full compliance with published government guidelines. As a result, the Company has not encountered government censorship, interference or control, nor is any anticipated.

Because China has become a WTO member required to conform to international trade policies, it is also not anticipated that the Chinese government will unduly restrict the merchandising and selling of commercial lines of lifestyle products. The Company has received early indications that the government is supportive of its endeavors since it will bring the country additional tax revenues.

Although the Company has not yet generated any revenue, it is management's belief that approximately 70% of International Telecommunication, Inc.'s revenue will derive outside of China from international corporate sponsors and advertisers and will be paid in US dollars. Of the remaining estimated 30%, monies that are obtained within China will be paid in the local currency, the Renminbi (RMB). The Company shall retain a portion of such funds in China to pay for local operations and expenses. China permits foreign companies to maintain foreign currency accounts.
International Telecommunication, Inc.'s profits can be paid out and transferred from its foreign currency account in China to its U.S. bank account upon submitting a tax payment completion certificate to the
Company's Chinese bank.  Additionally,  China has acknowledged   that  with
its  accession  to  the  WTO,   accelerated  flow  of international
capital will require simplified procedures for foreign-exchange management.

MARKET COMPETITION

Until recently, the Chinese market for television programming and many other products was for all intents and purposes closed to foreigners because of severe restrictions, tariffs and regulations. With the accession of China into the WTO, it is expected that market conditions within China will significantly change, and that opportunities for the
distribution  of  international   television programming and other
international products will significantly improve. At this time, the Company's anticipated competition will primarily be international, English-language speaking firms. International Telecommunication, Inc. uniquely produces and delivers its television broadcast content in both Mandarin Chinese and English. It is believed that the business infrastructure the Company has built in China over the years, and the growing reputation of Alie Chang, will enable International Telecommunication, Inc. to build and expand on its current market position.

This business structure provides International Telecommunication, Inc. with the means to perform contextual selling, linking of lifestyle television programming content with sales of featured lifestyle consumer products, such as wall coverings, home accessories and home
improvement  items,  etc.,  permitting   advertisers  to associate with
Alie.

RISKS

International Telecommunication, Inc. is highly dependent in many parts of its business plan upon the services of its cofounder and Chief Executive Officer, Alie Chang, who had entered into a six-year employment agreement with the Company commencing January 1, 2001 which was terminated by her effective January 1, 2004. Alie Chang's talents, efforts, personality and leadership are critical to the Company's success. The diminution or loss of the services of Alie Chang, and any negative market or industry perception arising from that diminution or loss, would have a significant adverse effect on its business. Alie Chang is the personification of International Telecommunication, Inc., as well as serving as a senior executive and primary creative force within the Company. In order to mitigate these risks, International Telecommunication, Inc. is focusing on being the gateway to China for multi-national companies desirous of entering the markets of China.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company during fiscal 2003 rented space from its principal stockholders in Santa Monica, California, on a month-to-month basis for use as offices and television production facilities. The annual rent payable by the Company was $81,600. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. On January 1, 2004, the Company terminated the rental agreement, however, still maintains its offices in the same location on a "no-cost" basis. The Company made no significant leasehold improvements to this property during fiscal 2003 or 2004. See Note 7, "Related Party Transactions," in Item 7 of this Form 10-KSB/A.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.


                                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED Stockholder
Matters

The Company's $.001 par value Common Stock is quoted on the Over The Counter Bulletin Board, which is administered by the National Association of Securities Dealers' Automated Quotation ("NASDAQ") under the symbol "ENTM.OB." Trading in the Company's Common Stock did not commence until January 2002.

As of August 15, 2005, there were 272,794 shares of Common Stock outstanding, held by approximately 35 holders of record. No dividends have been declared or paid by the Company since inception. The declaration of dividends in the future will be at the election of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company; general economic conditions; state law requirements; and other relevant factors.

On June 21, 2005, the board of directors authorized the increase in authorized capital stock of the corporation from One Hundred Million (100,000,000) to be Two Hundred Million (200,000,000) shares. Such shares shall be divided into two classes, to wit: One Hundred Fifty Million (150,000,000) common shares having a par value of $0.001; and Fifty Million (50,000,000) Series A Preferred Shares having no par value. The Board of Directors is authorized to adopt a resolution to provide for the preferences and other incidents of ownership of Series A Preferred Shares.

On June 21, 2005 the Board of Directors adopted a resolution to effect a One (1) for Two Hundred share reverse split of the outstanding common shares of the Registrant (the "Reverse Split") and recommended that stockholders approve the Reverse Split. Also on June 21, 2005 the Reverse Split was approved by the written consent of 45,242,000 of the 54,558,800 (pre split) common shares of the corporation that were outstanding on that date. The stated reason for the action was to facilitate the acquisition of additional business opportunities and enhance the capital structure of the corporation with regard to the trading market for the Company's shares. The Board did not establish an effective date for the Reverse Split by this resolution. However, on July 15, 2005 the Board of Directors adopted a related resolution establishing August 1, 2005 or such other date as may be established by further resolution of the Board of Directors as the effective date for the Reverse Split. It is presently anticipated that the Reverse Split will be effective on August 1, 2005. The shares, unless specified, have been retroactively restated to reflect the 1 for 200 reverse stock split.

USE OF PROCEEDS

The Company filed a registration statement on Form SB-2, as amended (SEC File No. 333-57514), with respect to the Company's offer for sale of 3,000 Units (as adjusted for a stock split in January 2003 and August 1, 2005 ) (the "Offering"); this registration statement became effective on November 30, 2001. In December 2001, the Company sold all 500 Units pursuant to the Offering. This was a self-underwriting. Each Unit consisted of one share of the Company's Common Stock, coupled with .05 Class A Warrants, .05 Class B Warrants, .05 Class C Warrants and .05 Class D Warrants (collectively, the "Warrants"). The sales price for each Unit was $200.00.



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

In June 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of shares of Common Stock from One Hundred Million (100,000,000) shares to One Hundred Fifty Million (150,000,000). Effective as of August 1, 2005, the number of the Company's then outstanding shares of Common Stock and then outstanding C Warrants and D Warrants were decreased on a one for two hundred basis. Accordingly, the shares of the Company's Common Stock which may be purchased through exercise of the C Warrants and D Warrants were correspondingly decreased on a one for two hundred basis. At the same time, the exercise price per share under the terms of these C Warrants and D Warrants were multiplied by two hundred, to $44.00 per share for the C Warrants and $75.00 per share for the D Warrants.

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

Through December 31, 2002, a total of 5,454 (post split) A Warrants, 720 (post split) B Warrants, 120 (post split) C Warrants and 90 (post split) D Warrants were exercised, resulting in $317,888 in gross proceeds to the Company in addition to the $100,000 in gross proceeds realized from the sale of the Units. As of that date, there remained outstanding 29,880 (post split) C Warrants and 29,910 (post split) D Warrants.


On September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the C and D Warrants to January 31, 2004 and June 30, 2004, respectively. The C Warrants expired on January 31, 2004 and the D warrants expired on June 30, 2004.

The expenses incurred by the Company through December 31, 2002, with respect to the realization of these proceeds were as follows:



       Legal fees
       (75,000 shares of Common Stock at $1.00 per share)     $    75,000
       Stock transfer fees                                          3,315
       Accounting                                                  22,975
       Commission                                                  38,467
       Miscellaneous                                               14,122
                                                              -------------
            Total                                             $   153,879
                                                              =============


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated $3,340,088 of operating losses during its development stage of operations from its inception on April 11, 2000 through December 31, 2004. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern.

The company is continuous its effort in seeking new capital. Currently, the Company does not have any commitments or obligations, which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

ITEM 7.   FINANCIAL STATEMENTS

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                            Financial Statements
                             December 31, 2004
                          (Stated in U.S. Dollars)



          Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of
International Telecommunication, Inc. (Formerly EarthNetMedia, Inc.)

We have audited the accompanying balance sheet of International Telecommunication, Inc., Inc. (a Nevada Corporation) (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International
Telecommunication, Inc., Inc. for the year ended December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that International Telecommunication, Inc., Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, International Telecommunication, Inc., Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2005




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



Vancouver, Canada   "AMISANO HANSON"
January 12, 2005    Chartered Accountants

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                               Balance Sheets
                         December 31, 2004 and 2003
                          (Stated in U.S. Dollars)

                                                     2004          2003
                                                 ------------  ------------
                                   Assets
                                  -------

Current Assets
 Cash                                            $       259   $     5,293
                                                 ------------  ------------
                     Liabilities & Stockholders' Equity
                     ----------------------------------
Current Liabilities
 Accounts payable and accrued liabilities        $    202,606  $    156,944
 Accrued compensation payable                         243,522       286,023
 Settlement fee payable                                67,500        67,500
 Note payable                                          37,500        37,500
 Due to related parties                                74,797        54,357
                                                 ------------  ------------
   Total Current Liabilities                          625,925       602,324
                                                 ------------  ------------

Preferred Stock, $0.001 par value, 50,000,000
 shares authorized, zero outstanding                        -             -
Common Stock, $0.001 par value, 150,000,000 shares
 authorized, 272,794 and 256,294 shares issued
 and outstanding, respectively                            273           256
Additional paid in capital                          2,714,149     2,631,666
Deficit accumulated during the development stage  (3,340,088)   (3,228,953)
                                                 ------------  ------------
   Total Stockholders' Equity                       (625,666)     (597,031)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $        259  $      5,293
                                                 ============  ============














 The accompanying notes are an integral part of these financial statements


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Operations
               For the years ended December 31, 2004 and 2003
 and the period April 11, 2000 (date of incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)

                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                                              to
                                                                   December 31,         December 31,
                                                 2004          2003          2004
                                             ------------  ------------  ------------

Revenue                                      $     -       $     22,350  $     22,350
                                             ------------  ------------  ------------

Expenses
 Consulting Fees                                        -        19,446       334,495
 Compensation                                      27,358       387,074     1,227,511
 Interest                                           3,000        10,211        86,976
 Other Expenses                                    51,732       137,998       699,788
 Professional fees                                 28,245        64,533       364,059
                                             ------------  ------------  ------------
Total Expenses                                    110,335       619,262     2,712,829
                                             ------------  ------------  ------------
(Loss) from Operations                          (110,335)     (596,912)   (2,690,479)

Other Income (Expenses)
 Production Cost Write Offs                             -             -     (629,524)
 Write Off Investment                                   -      (15,000)      (15,000)
 Taxes                                              (800)       (2,625)       (5,085)
                                             ------------  ------------  ------------

Total Other Income (Expenses)                       (800)      (17,625)     (649,609)
                                             ------------  ------------  ------------
Net Income (Loss)                            $  (111,135)  $  (614,537)  $(3,340,088)
                                             ============  ============  ============

Basic (Loss) per Share                       $     (0.43)  $     (2.78)
                                             ============  ============
Weighted Average Number of
Shares Outstanding                                257,376       221,390
                                             ============  ============








 The accompanying notes are an integral part of these financial statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                Statement of Stockholders' Equity (Deficit)
             For the Years Ended December 31, 2004 and 2003 and
   the Period April 11, 2000 (Date of Incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)


                                                      Common Stock          Paid In      Development
                                   Shares        Amount       Capital        Stage
                               ------------  ------------  ------------  ------------
Issued Pursuant to an Asset
Purchase Agreement at $0.16
Per Share                           157,710  $        158  $     24,843  $     -

Issuance of Shares for Services
 at $20.32 Per Share                 19,200            19       389,981        -

Additional Capital Contributions     -             -             98,721        -

Net Loss for the Period Ended
 December 31, 2000                   -             -             -          (315,568)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2000          176,910           177       513,545     (315,568)

Issuance of Shares for Cash
 at $35.50 Per Share                  3,450             3       122,497        -

Net Loss for the Year Ended
 December 31, 2001                   -             -             -          (753,723)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2001          180,360           180       636,042   (1,069,291)

Issuance of Shares for Cash
 at $49.84 Per Share                  5,934             6       295,694        -

Issuance of Shares for Debt
 at $20.00 Per Share                 35,000            35       699,965        -

Net Loss for the Year Ended
 December 31, 2002                   -             -             -        (1,545,125)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2002          221,294           221     1,631,701   (2,614,416)






 The accompanying notes are an integral part of these financial statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
          Statement of Stockholders' Equity (Deficit) (Continued)
             For the Years Ended December 31, 2004 and 2003 and
   the Period April 11, 2000 (Date of Incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)

                                                      Common Stock          Paid In      Development
                                   Shares        Amount       Capital        Stage
                               ------------  ------------  ------------  ------------
Issuance of Shares for Debt
 at $20.00 Per Share                 35,000            35       699,965        -

Contribution to Capital   Related
 Party Forgiveness of Debt           -             -            300,000        -

Net Loss for the Year Ended
 December 31, 2003                   -             -             -          (614,537)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2003          256,294           256     2,631,665   (3,228,953)

Issuance of Shares for Debt
 at $5.00 Per Share                  16,500            17        82,484        -

Net Loss for the Year Ended
 December 31, 2004                   -             -             -          (111,135)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2004          272,794  $        273  $  2,714,149  $(3,340,088)
                               ============  ============  ============  ============


The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split effective August 1, 2005 on a one for 200 basis. The par value and additional paid in capital were adjusted during the year ended December 31, 2004 to adjust the par value amount in conformity with the number of shares then issued.














The accompanying notes are an integral part of these financial statements


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Cash Flows
             For the years ended December 31, 2004 and 2003 and
   the period April 11, 2000 (date of incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)

                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                                              to
                                                                   December 31,         December 31,
                                                 2004          2003          2004
                                             ------------  ------------  ------------
Cash Flows (Used) in Operating Activities
 Net Loss for the Period                     $  (111,135)  $  (614,537)  $(3,340,088)
 Non-Cash Items:
  Depreciation                                     -              1,844        86,355
  Gain on Sale of Assets                           -             -            (4,000)
  Production of Cost Write-Offs                    -             -            824,848
  Write Off of Investments                         -             15,000        15,000
Changes in Non-Cash Working Capital Items
 Related to Operations:
  Prepaid Expenses                                 -             19,934        -
  Accounts Payable and Accrued Liabilities         45,662        72,491       202,606
  Accrued Compensation Payable                     39,999       465,074     1,318,012
  Deferred Credits                                 -            (7,730)        -
  Settlement Fee Payable                           -            (7,500)        67,500
                                             ------------  ------------  ------------
Net Cash Used in Operating Activities            (25,474)      (55,424)     (829,767)
                                             ------------  ------------  ------------

Cash Flows (Used) in Investing Activities
 Production Costs                                  -             -          (301,571)
 Purchase of Property & Equipment                  -             -           (53,662)
 Organization Costs                                -             -           (25,000)
 Investment                                        -             -           (15,000)
                                             ------------  ------------  ------------
Net Cash (Used) in Investing Activities            -             -          (395,233)
                                             ------------  ------------  ------------
Cash Flows Provided in Financing Activities
 Increase in Due to Related Party                  20,440        51,437       569,097
 Issuance of Note Payable                          -             -             37,500
 Issuance of Common Stock                          -             -            613,960
                                             ------------  ------------  ------------
Net Cash Provided in Financing Activities          20,440        51,437     1,220,557
                                             ------------  ------------  ------------
Net (Decrease) in Cash During the Year            (5,034)       (3,987)       (4,443)

Cash, Beginning of Year                             5,293         9,280         4,702
                                             ------------  ------------  ------------
Cash, End of Year                            $        259  $      5,293  $        259
                                             ============  ============  ============


 The accompanying notes are an integral part of these financial statements
                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                    Statements of Cash Flows (Continued)
             For the years ended December 31, 2004 and 2003 and
   the period April 11, 2000 (date of incorporation) to December 31, 2004
                          (Stated in U.S. Dollars)

                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                                              to
                                                                   December 31,         December 31,
                                                 2004          2003          2004
                                             ------------  ------------  ------------
Supplementary Disclosure of Cash Flow Information
 Cash paid for:
  Interest                                   $     -       $     -       $     -
                                             ============  ============  ============
  Income Taxes                               $     -       $     -       $      1,600
                                             ============  ============  ============

Non-Cash Transactions   Note 8

















 The accompanying notes are an integral part of these financial statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 1: Nature and Continuance of Operations

International Telecommunication, Inc., Inc. (the "Company") is in the development stage and is seeking new business ventures. The Company was organized as a Nevada corporation on April 11, 2000 and currently has its principal offices in Santa Monica, California.

On May 25, 2000, the Company acquired certain assets from Pac Pacific Group International, Inc. ("Pac Pacific") a corporation owned by Ms. Alie Chang and Mr. Phil Paul, the principal shareholders of Pac Pacific, in exchange for 157,710 shares (as adjusted for a six for one stock split, effective January 20, 2003) of the Company's common stock. The Pac Pacific assets acquired consisted of (a) its library of English and Chinese television programs comprised of approximately eighty half-hour television programs in various stages of completion; and (b) equipment related to the production of such programming. Such assets were written off at December 31, 2002. During the year ended December 31, 2003, the Company sold these assets to Ms. Alie Chang and Mr. Phil Paul for consideration of the settlement of $300,000 in debt outstanding.

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

GOING CONCERN: These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $3,340,088 since inception, has a working capital deficiency of $625,666 at December 31, 2004 and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company has historically satisfied its capital need primarily by issuing equity securities.

ESTIMATES: The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 1: Nature and Continuance of Operations - continued

The financial statements have, in management's opinion, been property prepared within the framework of the significant accounting policies summaries below:

DEVELOPMENT STAGE COMPANY: The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.

TELEVISION PROGRAMMING: The cost of the Company's television programming, both that acquired from Pac Pacific and costs incurred to produce programming incurred since the merger were capitalized as production costs. Minimal revenues have been recognized with respect to any of the Company's programming since inception. In order to successfully distribute its television programming to China and other markets, the Company must produce a sufficient number of episodes, which requires significant capital. To date, the Company has not been able to obtain sufficient capital for this purpose, and the accounting standards set forth in Statement of Financial Accounting Standards ("SFAS") No.139 required the Company to write-off all accumulated costs of its programming as of December 31, 2002, a total of $629,524.

Note 2:    Summary of Significant Accounting Policies

FINANCIAL INSTRUMENTS: The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. The carrying value of accrued compensation payable, due to related parties, settlement fee payable and note payable also approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

INCOME TAXES: The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company evaluates the long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 2:    Summary of Significant Accounting Policies - continued


START-UP COSTS: Start-up costs include legal and professional in accordance with Statement of Position ("SOP") 98-5, "Costs of Start-Up Activities". Accordingly, these costs have been expensed as incurred.

BASIC LOSS PER SHARE: The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.


                                                         Weighted Avg.      Basic and
                                                   Loss         Shares  Fully Diluted
                                            (Numerator)  (Denominator) Loss Per Share
                                           ------------   ------------ --------------
For the year ended December 31, 2004       $  (111,135)        257,376      $  (0.43)

For the year ended December 31, 2003       $  (614,537)        221,390      $  (2.78)

New Accounting Standards: Management does not believe that any recently issued but not yet effective accounting standards if currently adopted could have a material affect on the accompanying financial statements.

Note 3:   Note Payable

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
                                                ============  ============

Note 4:   Settlement Fee Payable

A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts and fraud in December 2002. The Company reached a settlement of this litigation. Pursuant

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 4:   Settlement Fee Payable - continued

to the terms of this agreement, the Company paid the plaintiff $7,500 upon execution of the agreement and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. The Company has previously established a reserve as of December 31, 2002 regarding this litigation and accordingly settlement will not have a material adverse effect on the Company's statements. During the year ended December 31, 2004, the warrants expired unexercised.

Note 5: Income Taxes

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

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $3,340,088 the benefit of which has not been recorded in the financial statements.

Note 6: Stockholders' Equity

In December 2001, the Company sold 3,000 Units (as adjusted for a forward split of its common stock on a 1 old for 6 new basis and the reverse split on a 1 for 200 basis) at $200.00 per unit. Each unit consisted of one share of the Company's common stock and .05 Class A Warrants, .05 Class B Warrants, .05 Class C Warrants and .05 Class D Warrants.

Through December 31, 2003, a total of 5,454 A Warrants, 720 B Warrants, 120 C Warrants and 90 D Warrants were exercised. The remaining balances of the A and B warrants expired during the year ended December 31, 2002.

Effective as of September 25, 2003, the Board of Directors of the Company agreed to extend the exercise period of the remaining 29,880 C warrants until January 31, 2004 and the remaining 29,910 D Warrants until June 30, 2004. These warrants expired unexercised on the aforementioned dates.



                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 6: Stockholders' Equity - continued

In August 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of common shares of the Company from 100,000,000 shares to 150,000,000 and a reverse split of its common stock on a 200 old for 1 new share basis. All share amounts, unless specified have been retroactively restated to reflect the reverse stock split.

    The following is a table that summarizes common stock warrants:

                                                                  Weighted
                                                                   Average
                                                   Number of      Exercise
                                                      Shares         Price
                                                ------------  ------------
    Outstanding, December 31, 2002
         A                                           24,546   $       8.00
         B                                           29,280          10.00
         C                                           30,000          12.00
         D                                           30,000          20.00
    Granted                                               -             -
                                                ------------  ------------
    Exercised                                             -             -
         C                                             (120)            -
         D                                              (90)            -
    Canceled
         A                                          (24,546)            -
         B                                          (29,280)            -
    Expired                                               -             -
                                                ------------  ------------
    Outstanding, December 31, 2003
         C                                            29,880          0.03
         D                                            29,910          0.05
    Granted                                                -             -
    Exercised                                              -             -
    Canceled                                               -             -
    Expired
         C                                          (29,880)             -
         D                                          (29,910)             -
                                                ------------  ------------
    Outstanding, December 31, 2004                         -  $          -
                                                ============  ============

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)


Note 7: Related Party Transactions

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

On December 29, 2003 the principal stockholders forgave $700,000 of accrued compensation for 35,000 common shares at the then fair market value of $20.00. On December 7, 2004, the principal stockholders forgave $82,500 of accrued compensation for 16,500 common shares at the then fair market value of $5.00 per share.

Note 8: Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended December 31, 2004, the following transaction was excluded from the statement of cash flow:

1 The Company issued 16,500 common shares at $5.00 per share to settle debts owing to its principle shareholders totaling $82,500.

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 8: Non-cash Transactions  continued

During the year ended December 31, 2003, the following transactions were excluded from the statement of cash flows:

a) The Company issued 35,000 common shares at $20.00 per share to settle debts owing to its principle shareholders totaling $700,000.

b) The Company settled debts owing to its principle shareholders totaling $300,000 for the sale of assets that had been written-off during the year ended December 31, 2002. This resulted in a contribution to additional paid in capital during the year ended December 31, 2003.

Note 9: Going Concern

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

Note 10: New Technical Pronouncements

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

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

Note 10: New Technical Pronouncements   continued

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

On May 15, 2002, the Company terminated Singer Lewak Greenbaum &Goldstein, LLP, as its independent accountants, and engaged the firm of Kabani & Company, Inc., and its independent accountants.

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

On August 10, 2004, the Company terminated Jay J. Shapiro, Certified Public Accountant, as its independent auditor and re-engaged Amisano Hanson, Certified Public Accountants, as its independent auditor.

On March 1, 2005, the Company terminated Amisano Hanson, Certified Public Accountants, as its independent auditor.

On March 26, 2005, the Company engaged Chisholm, Bierwolf & Nilson, LLC as its independent auditor.

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

Item 8A. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of the end of the period covered in this report, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(B) Changes in internal controls

There were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The directors and executive officers of the Company, as well as their ages and positions, are listed below:


Officers
Name               Age       Position

Officers

Alie Chang         53        President, chief executive officer, director
Felizian Paul      58        Chairman of the Board, chief financial
                             officer and treasurer
Angi Ma            27        Corporate secretary



Ms. Alie Chang co-founded International Telecommunication, Inc. in April 2000 and has served as its President and Chief Executive Officer since its
inception.   In 1995, Ms. Chang co-founded the Company's predecessor,   Pac
Pacific Group International, Inc., a U.S. exporter of goods to China ("PPGI"), and served as its President and Chief Executive Officer. Ms. Chang is International Telecommunication, Inc.'s on-air hostess of the Company's major television programming. Ms. Chang has an extensive background in art, and holds a Master of Arts Degree in Environmental Design from the University of California, Los Angeles.

Prior to founding International Telecommunication, Inc. and PPGI, Ms. Chang was a leading creative interior architectural and environmental designer. She is internationally acclaimed for her work in interior architectural design, and her works have been published in major architectural books and international magazines. Ms. Chang was featured on China Central Television in June 1999 as one of a group of twenty prominent designers in the world. Her client list included Rod Stewart, Hugh Hefner, Larry Hagman, Merv Adelson, Frank Wells, Gordon Stulberg, and numerous other celebrities and nationally known corporate executives. Ms. Chang is also an artist and has exhibited her original paintings throughout the U.S.

Ms. Chang is involved in every phase of the production of International Telecommunication, Inc.'s television programming, including its creation, conceptual development, programming, writing, producing, directing and hosting.

Mr. Felizian (Phil) Paul co-founded International Telecommunication, Inc. in April 2000 and has served as its Chairman of the Board and Treasurer since its inception. Mr. Paul is married to Ms. Alie Chang. In 1995, Mr. Paul co-founded PPGI with Ms. Chang, and served as its Chairman
of the Board and Treasurer.   Prior to founding International
Telecommunication, Inc. and its predecessor company, Mr. Paul was Founder and President of Pac Pacific Construction, Inc., a construction and development company based in Los Angeles. Mr. Paul's company was a constructor of industrial complexes and numerous residential development projects, including a 960-unit condominium complex, the Playboy Mansion West, the Sheraton Miramar renovation and addition in Santa Monica, the Six Flags Magic Mountain Spiliken's Corner, the Panda Pavilion at the Los Angeles Zoo and the Arco Seminar center in Santa Barbara, California.

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

Ms. Angi Ma has served as International Telecommunication, Inc.'s Corporate Secretary and Creative Director for Television Show Production since its inception in April 2000. Prior to that, Ms. Ma studied at the University of
California at Santa Cruz majoring in studio/fine art and biology.   Ms. Ma
is the daughter of Ms. Chang and Mr. Paul.

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

Committees of the Board of Directors

The two members of our board of directors, each of whom are not deemed independent, currently serve as the Audit Committee, Compensation Committee and Nominating Committee of the Board.

The Audit Committee reviews internal accounting and financial practices and controls, as well as all services performed by the Company's independent auditors, including recommending the selection of the independent auditors.

Item 10. Executive Compensation

Due to the fact that the company did not realize its fund raising efforts to obtain the capital needed for the operations for the company, all executive salaries were no longer paid according to the original employment agreement. All work is done on an as needed basis, and the compensation for the executives will be made accordingly.


                                                              Long Term Compensation
                                                              ----------------------
                                       Annual Compensation                RestrictedSecurities
Name and                               ---------------------------------       StockUnderlying
Position     Year     Salary      Bonus      Other      Awards    Options      Other
            ----- ---------- ---------- ----------  ---------- ---------- ----------
Alie Chang,
Pres/CEO     2004 $   25,000 $    -     $    2,358  $    -          -     $     -
             2003 $  180,000 $    -     $   15,500  $    -          -     $     -
             2002 $  180,000 $    -     $    1,248  $    -          -     $     -
Felizian
Paul,
Chairman,
CFO          2004 $    -     $    -     $    -      $    -          -     $     -
             2003 $  180,000 $    -     $   15,500  $    -          -     $     -
             2002 $  180,000 $    -     $    1,248  $    -          -     $     -

Angi Ma,
Secretary    2004 $    5,000 $    -     $    -      $    -          -     $     -
             2003 $   25,000 $    -     $    -      $    -          -     $     -
             2002 $   25,000 $    -     $    -      $    -          -     $     -


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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of International Telecommunication, Inc.'s common stock (the "Common Stock") as of December 31, 2003 and as adjusted to reflect the exercise of the warrants to acquire shares of Common Stock, outstanding as of December 31, 2003 (the "Warrants"): each person or entity who is known by the Company to beneficially own more than 5% of International Telecommunication, Inc.'s outstanding Common Stock; the CEO, each of the Named Executive Officers and each of the Company's directors; and all executive officers and directors as a group.

Unless otherwise indicated, the address for each of the named individuals is c/o International Telecommunication, Inc., Inc., 222 Amalfi Drive, Santa Monica, California 90402. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.

Applicable percentage ownership in the table is based on 272,794 shares of Common Stock outstanding as of December 31, 2004 in which have been adjusted for a one for two hundred reverse stock split in August 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the extent that any shares are issued upon exercise of options, Warrants or other rights to acquire International Telecommunication, Inc.'s capital stock that are presently outstanding or granted in the future or reserved for future issuance under International Telecommunication, Inc.'s stock plans, there will be further dilution.

                                                  Number of
                                                     Shares     Percentage
                                               Beneficially      of Shares
    Name and Address of Beneficial Owner              Owned    Outstanding
    ------------------------------------       ------------   ------------
    Alie Chang                                     113,930          41.76%
     222 Amalfi Drive
     Santa Monica, CA. 90402

    Felizian Paul                                  112,280          41.16%
     222 Amalfi Drive
     Santa Monica, CA. 90402

    Angi Ma                                            750           0.27%
     222 Amalfi Drive
     Santa Monica, CA. 90402

    All current directors and executive officers
      as a group (3 persons)                       226,960          83.19%


Item 12. Certain Relationships and Related Transactions.

The Company had been obligated under several unsecured loan agreements to the Principal Stockholders. During 2001 and 2002, amounts were advanced by the Principal Stockholders to the Company on an unsecured basis, in order to help fund the operations of the Company. Such amounts bore interest at eight percent (8%) and were due upon demand. There had also been an unsecured note payable to them in the amount of $300,000, which also bore interest at eight percent (8%) from its inception in May 2000. One half of the principal ($150,000) was payable by November 30, 2002 and the remainder by November 30, 2003, together with all accrued interest. Subsequently on December 29, 2003, this note was forgiven and charged to contribution to capital from a related party.

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

The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. On January 1, 2004, the Company terminated the rental agreement, however, still maintains its offices in
the same location on a "no-cost" basis.   No significant leasehold
improvements were made to this property by the Company during fiscal 2004 or 2003.

On December 31, 2002, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an aggregate amount of $700,000 in obligations of the Company to them in exchange for the issuance to them of 35,000 shares of the Company's Common Stock. Of the total amount of obligations, $464,300 represented principal due under the note; $72,500 represented accrued interest due under the note; and $163,200 represented accrued rent.

On December 29, 2003, the Company and the Principal Stockholders reached an agreement whereby the Principal Stockholders forgave an aggregate amount of $700,000 in obligations of the Company to them in exchange for the issuance to them of 35,000 shares of the Company's common stock.

On December 29, 2003, assets previously written off at December 31, 2002 were sold to the Principal Stockholders in exchange for their settlement of $300,000 in Company indebtedness resulting in a $300,000 charge to additional paid in capital.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)  Exhibits

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) (this filing).

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) (this filing).

32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

(b) The Company filed the following Form 8-K's during the year ended December 31, 2003.


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

     On August 21, 2003, the Company filed a Form 8-K with respect to a Change in Certifying Accountant.

     On September 25, 2003, the Company filed on Form 8-K/A an amendment to the Form 8-K filing of August 21, 2003.

     On April 1, 2004, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.


Item 14. Principal Accountants Fees and Services

Audit Fees: The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $13,427 and $12,525, respectively.

Audit-Related Fees: There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003.

Tax Fees: There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003.

All Other Fees: There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003.



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