Form 10QSB/A
period 2004-03-31
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-09-01
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB/A

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


                      Commission file number 333-57514

                   International Telecommunication, Inc.
                    ------------------------------------
                       (formerly EarthNetMedia, Inc.)
                       ------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 95-4834274
------------------------------                            -----------------
State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization                            Identification No.


222 Amalfi Drive
Santa Monica , CA                                                   90402
------------------                                                ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                   Outstanding at August 15, 2005
----------------------------------           ------------------------------
Preferred Stock, $.001 Par Value                             -0-
Common Stock, $.001 Par Value                            272,794

Transitional Small Business Disclosure Format Yes [   ]   No [X]



PART 1   FINANCIAL INFORMATION
Item 1.  Financial Statements

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                               Balance Sheet
                           As of March 31, 2004
                                (Unaudited)


                                   Assets                        (Restated)

Current assets:
 Cash and cash equivalents                                     $        517
                                                               ------------
   Total current assets                                                 517

Property and equipment:
 Office equipment                                                     8,518
 Accumulated depreciation                                           (8,518)
                                                               ------------
Total property and equipment, net                                     -
                                                               ------------
   Total assets                                                $        517
                                                               ============

                   Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable and accrued expenses                         $    207,500
 Settlement fee payable                                              67,500
 Note payable   related party                                       210,000
 Note payable                                                        37,500
 Loans from principal stockholders                                   98,454
                                                               ------------
   Total current liabilities                                        620,954


Stockholders' Deficit:
 Preferred stock, $.001 par value, 50,000,000 shares
  authorized, zero shares issued and outstanding                      -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 256,294 shares issued and outstanding                     256
 Additional paid-in capital                                       2,631,666
 Accumulated deficit                                            (3,252,359)
                                                               ------------
   Total stockholders' deficit                                    (620,437)
                                                               ------------
   Total liabilities and stockholders' deficit                 $        517
                                                               ============

 The accompanying notes are an integral part of these financial statements



                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                         For the         For the       April 11, 2000
                                      Three Months    Three Months    (inception) to
                                     Ended March 31, Ended March 31,       March 31,
                                            2004           2003              2004
                                      -----------------------------------------------

Revenues:                               (Restated)                        (Restated)
                                      -----------------------------------------------


  Expo revenue                        $      -        $       23,216    $      60,000
                                      -----------------------------------------------
   Total revenues                            -                23,216           60,000

Operating expenses:
  Consulting                                       -          18,750          315,049
  Compensation expense                             -         109,014        1,204,079
  Professional fees                           12,822           3,650          413,770
  Production costs write-offs                      -               -          644,524
  General and administrative expenses         10,258          43,139          628,772
                                       ----------------------------------------------
   Total operating expenses                   23,080         174,553        3,206,194

   Loss from operations                     (23,080)       (151,337)      (3,146,194)

Other (expense)   interest expense:          (2,000)           (900)        (103,765)
                                      -----------------------------------------------
Loss before income taxes                    (25,080)       (152,237)      (3,249,959)

Provision for income taxes                         -           (800)          (2,400)
                                      -----------------------------------------------
Net loss                              $     (25,080)  $    (153,037)   $  (3,252,359)
                                      ===============================================

Net loss per share   basic
  and diluted                         $       (0.10)  $       (0.69)

Weighted average number of common
  shares outstanding   basic and
  diluted                                    256,294         221,294









The accompanying notes are an integral part of these financial statements


                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                         For the         For the       April 11, 2000
                                      Three Months    Three Months    (inception) to
                                     Ended March 31, Ended March 31,       March 31,
                                            2004           2003              2004
                                      -----------------------------------------------
Cash flows from operating activities:   (Restated)                        (Restated)
  Net (loss)                          $     (25,080)  $    (153,037)    $ (3,252,359)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                   -             450           86,355
   Gain on sale of asset                                                      (4,000)
   Write-off of development cost                   -               -          824,848
   Write-off of investment                         -               -           15,000
  Increase (decrease) in:
   Prepaid expenses                                -          19,471                -
   Accounts payable                            2,000         130,888          207,500
   Settlement fee payable                          -               -           67,500
   Accrued compensation                            -           (675)        1,022,335
   Deferred credits                                -         (7,730)                -
                                      -----------------------------------------------
Net cash used in operating activities       (23,080)        (10,633)      (1,032,821)

Cash flows from investing activities:
  Development costs                                -               -        (301,571)
  Purchase of property and equipment               -               -         (53,662)
  Organizational costs                             -               -         (25,000)
  Investment                                       -               -         (15,000)
                                      -----------------------------------------------
Net cash used in investing activities              -               -        (395,233)

Cash flows from financing activities:
  Proceeds from note payable                       -               -          247,500
  Proceeds from the issuance of
   common stock                                    -               -          613,960
  Proceeds from shareholder loans             18,454           5,028          567,111
                                      -----------------------------------------------
Net cash used in financing activities         18,454           5,028        1,428,571

Net increase (decrease) in cash              (4,626)         (5,605)              517

Cash beginning of period                       5,143           9,280
                                      -----------------------------------------------
Cash, end of period                   $          517  $        3,675   $          517
                                      ===============================================

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


                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2004           2003
                                               -------------  -------------
  Basic earnings per share:
   Income (loss) (numerator)                   $    (25,080)  $   (153,037)
  Weighted average number of shares
   outstanding   basic (denominator)                 253,294        221,294
                                               -------------  -------------
  Per share amount                             $      (0.10)  $      (0.69)
                                               =============  =============
  Fully diluted earnings per share:
   Income (loss) (numerator)                   $    (25,080)  $   (153,037)
  Weighted average number of shares
   outstanding   diluted (denominator)               253,294        221,294
                                               -------------  -------------
  Per share amount                             $      (0.10)  $      (0.69)
                                               =============  =============


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

                                                   March 31,     March 31,
                                                     2004          2003
                                                  (Unaudited)   (Unaudited)
                                                 ------------  ------------
  Deferred tax asset:
   Deferred noncurrent tax asset                 $  1,105,802  $    940,914
   Valuation allowance                            (1,105,802)     (940,914)
                                                 ------------  ------------
     Total                                       $     -       $     -
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


NOTE 11:  RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements have been restated to reflect the correction of an error relating to the write off of accounts payable and related gain on settlement of accounts payable. The balance sheet has been restated to reflect the inclusion of accounts payable and the other income of settlement of accounts payable has been removed from the statements of operations. As a result, deficit accumulated during the development stage has been increased by $15,000 for the effects of the restatement.

The effect of this restatement is as follows:


                                               Three Months Ended March 31,
                                                            2004
                                               ----------------------------
                                                      As
                                                 Previously         As
                                                  Reported       Restated
                                               -------------  -------------
  Loss from operations                         $     (8,080)  $    (23,080)

  Net Loss                                     $    (10,080)  $    (25,080)

  Net loss per share   basic and diluted       $      (0.04)  $      (0.10)



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


Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

As a result of comments by the Office of the Chief Accountant of the Securities and Exchange Commission to the financial disclosures found in this Quarterly Report, we have restated certain items contained in our original report for this period. We have concluded, by reason the required restatements, that though our disclosure and control procedures were adequate to insure that all material transactions were recorded and that the supporting data maintained was adequate, those procedures were not adequate to prevent the need for restatement of material items in our financial statements. Our management has discussed the relevant items with our in house accountants and record keepers and with our auditor and made changes designed to prevent recurrence of the errors which required restatement in our financial statements. Specifically, we have amended our procedures to (i) insure that all financial statements included in our filings are accompanied by proper reports from our auditors or the accounting firms that review the statements, (2) that our controls insure that revenues are properly recognized (specifically, that the forgiveness of debt is recorded as contributions to capital rather than income, (3) insure that our financial statements are reviewed and audited by auditors who are members of the Public Company Accounting Oversight Board, and (4) insure that trade obligations and other payables are correctly recorded and
not written off improperly.   Having re-evaluated the effectiveness of our
disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"), including the changes we have recently made, we are satisfied that our Disclosure Controls are now effective in timely alerting our Chief Operating Officer, our Chief Financial Officer, our in-house accountants and our independent auditors to all material information required to be included in our reports filed with the SEC.


(B) Changes in internal controls

Though there were not, during the quarterly period covered by this report, any significant changes in the Company's internal controls over financial reporting that materially affected the Company's internal controls over financial reporting. However, since the end of this reporting period, the material changes reported above have been instituted.



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


                         International Telecommunication, Inc.
                         (Formerly EarthNetMedia, Inc.)

                         Dated:  August 31, 2005

                         By: /s/ Alie  Chang
                         ---------------------------------------
                         Alie Chang, President and Chief Executive Officer (Principal Executive Officer)

                         By: /s/ Felizian Paul
                         ---------------------------------------
                         Felizian Paul, Chief Financial Officer
                         (Principal Financial Officer)