Form 10QSB/A
period 2004-06-30
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-09-01
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB/A

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


                      Commission file number 333-57514

                   International Telecommunication, Inc.
                   -------------------------------------
                       (formerly EarthNetMedia, Inc.)
                       ------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 95-4834274
------------------------------                         --------------------
State or other jurisdiction of                             I.R.S. Employer
Incorporation or organization                            Identification No.


     222 Amalfi Drive
     Santa Monica , CA                                           90402
--------------------------------------                       --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                   Outstanding at August 15, 2005
--------------------------------             ------------------------------
Preferred Stock, $.001 Par Value                              -0-
Common Stock, $.001 Par Value                             272,794


Transitional Small Business Disclosure Format Yes [   ]   No [X]


PART 1   FINANCIAL INFORMATION
Item 1.  Financial Statements


                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                            AS OF JUNE 30, 2004
                                (UNAUDITED)


                                   Assets                      (Restated)

Current assets:
  Cash and cash equivalents                                   $      1,240
                                                              ------------
     Total current assets                                            1,240
                                                              ------------
     Total assets                                             $      1,240
                                                              ============


                   Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                       $    219,719
  Settlement fee payable                                            67,500
  Note payable   related party                                     216,000
  Note payable                                                      37,500
  Loans from principal stockholders                                 99,723
                                                              ------------
      Total current liabilities                                    640,442
                                                              ------------
Stockholders' Deficit:
  Preferred stock, $.001 par value, 50,000,000 shares
   authorized, zero shares issued and outstanding                   -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 256,294 shares issued and outstanding                   256
  Additional paid-in capital                                     2,631,666
  Accumulated deficit                                          (3,271,124)
                                                              ------------
      Total stockholders' deficit                                (639,202)
                                                              ------------
      Total liabilities and stockholders' deficit             $      1,240
                                                              ============



 The accompanying notes are an integral part of these financial statements


                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                             For the   For the     For the   For the    April 11,
                              Three      Three       Six        Six       2000
                              Months     Months     Months     Months (inception)
                              Ended      Ended      Ended      Ended       to
                            June 30,   June 30,   June 30,   June 30,     June 30,
                               2004      2003       2004       2003         2004
                           ---------- ---------- ---------- ---------- -------------
Revenues:                  (Restated)            (Restated)               (Restated)
                           ---------- ---------- ---------- ---------- -------------
Expo revenue               $        - $        - $        - $   20,640 $      60,000
                           ---------- ---------- ---------- ---------- -------------
Total revenues                      -          -          -     20,640        60,000

Operating expenses:
  Consulting                    1,215      1,650      1,215     20,400       316,264
  Compensation expense              -    113,076          -    222,090     1,204,079
  Professional fees             9,129     11,669     21,951     15,319       422,899
  Production costs
   write-offs                       -          -          -          -       644,524
  General and
  administrative expenses       2,421     41,789     12,679     83,152       631,193
                           ---------- ---------- ---------- ---------- -------------
Total operating
expenses                       12,765    168,184     35,845    340,961     3,218,959

Loss from
operations                   (12,765)  (168,184)   (35,845)  (320,321)   (3,158,959)

Other (expense) interest
expense:                      (6,000)    (1,986)    (8,000)    (2,886)     (109,765)
                           ---------- ---------- ---------- ---------- -------------
Loss before
income taxes                 (18,765)  (170,170)   (43,845)  (323,207)   (3,268,724)

Provision for
income taxes                        -          -          -          -       (2,400)
                           ---------- ---------- ---------- ---------- -------------
Net loss                   $ (18,765) $(170,170) $ (43,845) $(323,207) $ (3,271,124)
                           ========== ========== ========== ========== =============
Net loss per share - basic
 and diluted               $   (0.07) $   (0.77) $   (0.17) $   (1.46)

Weighted average number of
common shares outstanding
   basic and diluted          256,294    221,294    256,294    221,294










 The accompanying notes are an integral part of these financial statements




                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                              For the      For the        April 11,
                                           Six Months    Six Months        2000
                                              Ended         Ended       (inception)
                                             June 30,      June 30,     to June 30,
                                               2004          2003          2004
                                        -------------- -------------- --------------
Cash flows from operating activities:       (Restated)                    (Restated)
  Net (loss)                            $     (43,845) $    (323,207)  $ (3,271,124)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                     -            900         86,355
   Gain on sale of asset                             -              -        (4,000)
   Write-off of development cost                     -              -        824,848
   Write-off of investment                           -              -         15,000
  Increase (decrease) in:
   Prepaid expenses                                  -         19,909              -
   Accounts payable                             12,219         51,231        217,719
   Settlement fee payable                            -              -         67,500
   Accrued compensation                              -              -      1,022,335
   Deferred credits                                  -        (7,730)              -
                                        -------------- -------------- --------------
Net cash used in operating activities         (31,626)      (258,897)    (1,041,367)

Cash flows from investing activities:
  Development costs                                  -              -      (301,571)
  Purchase of property and equipment                 -              -       (53,662)
  Organizational costs                               -              -       (25,000)
  Investment                                         -              -       (15,000)
                                        -------------- -------------- --------------
Net cash used in investing activities                -              -      (395,233)

Cash flows from financing activities:
  Bank overdraft                                     -          2,706              -
  Proceeds from note payable                         -              -        247,500
  Proceeds from the issuance of common
   stock                                             -              -        613,960
  Proceeds from shareholder loans               27,723        246,911        576,380
                                        -------------- -------------- --------------
Net cash used in financing activities           27,723        249,617      1,437,840

Net increase (decrease) in cash                (3,903)        (9,280)          1,240
Cash beginning of period                         5,143          9,280              -
                                        -------------- -------------- --------------
Cash, end of period                     $        1,240 $           -  $        1,240
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


                                                 Six Months Ended June 30,
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


NOTE 11:  RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements have been restated to reflect the correction of an error relating to the write off of accounts payable, notes payable discharged and related other income of settlement of accounts payable and notes payable discharged. The balance sheet has been restated to reflect the inclusion of accounts payable and notes payable. Furthermore, other income of settlement of accounts payable and discharge of note payable have been removed from the statements of operations. As a result, deficit accumulated during the development stage has been increased by $73,219 for the effects of the restatement.

The effect of this restatement is as follows:


                               For the Three Months Ended   For the Six Months Ended
                                       July 30, 2004              June 30, 2004
                               -------------------------- --------------------------
                                      As                         As
                                 Previously         As      Previously         As
                                   Reported      Restated     Reported      Restated
                               -----------------------------------------------------
Loss from Operation            $   (18,765)  $   (12,765) $   (43,845)  $   (35,845)

Net Income (Loss)              $     39,454  $   (18,765) $     29,374  $   (43,845)

Net Income (Loss) per share    $       0.15  $     (0.07) $       0.11  $     (0.17)





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


ITEM 3.  CONTROLS AND PROCEDURES

(A) As a result of comments by the Office of the Chief Accountant of the Securities and Exchange Commission to the financial disclosures found in this Quarterly Report, we have restated certain items contained in our original report for this period. We have concluded, by reason the required restatements, that though our disclosure and control procedures were adequate to insure that all material transactions were recorded and that the supporting data maintained was adequate, those procedures were not adequate to prevent the need for restatement of material items in our financial statements. Our management has discussed the relevant items with our in house accountants and record keepers and with our auditor and made changes designed to prevent recurrence of the errors which required restatement in our financial statements. Specifically, we have amended our procedures to (i) insure that all financial statements included in our filings are accompanied by proper reports from our auditors or the accounting firms that review the statements, (2) that our controls insure that revenues are properly recognized (specifically, that the forgiveness of debt is recorded as contributions to capital rather than income, (3) insure that our financial statements are reviewed and audited by auditors who are members of the Public Company Accounting Oversight Board, and (4) insure that trade obligations and other payables are correctly recorded and
not written off improperly.   Having re-evaluated the effectiveness of our
disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"), including the changes we have recently made, we are satisfied that our Disclosure Controls are now effective in timely alerting our Chief Operating Officer, our Chief Financial Officer, our in-house accountants and our independent auditors to all material information required to be included in our reports filed with the SEC.


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