Form 10KSB/A
period 2004-12-31
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-09-01
CIK 1137117

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

                       Commission File No. 333-57514
                        ___________________________

    International Telecommunication, Inc. (formerly EarthNetMedia, Inc.)
               (Name of small business issuer in its charter)

     Nevada                                                      95-4834274
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)


     222 Amalfi Drive
Santa Monica, California                                            90402
(Address of principal executive offices)                         (Zip Code)

      Issuer's telephone number, including area code:  (310) 459-1081

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

                    Documents Incorporated by Reference
                                    None

                   International Telecommunication, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       Annual Report on Form 10-KSB/A
                             Table of Contents



    Part I                                                        Page No.
                                                                  --------
    Item 1.   Description of Business                                    2
    Item 2.   Description of Properties                                  6
    Item 3.   Legal Proceedings                                          6
    Item 4.   Submission of Matters to a Vote of Security Holders        7

    Part II
    Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                        7
 Item 6.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9

    Item 7.   Financial Statements                                      10
    Item 8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                       26
 Item 8A.  Controls and Procedures                                   26

    Part III
    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the
              Exchange Act                                              27
 Item 10.  Executive Compensation                                    28

    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management                                                29
    Item 12.  Certain Relationships and Related Transactions            30
    Item 13.  Exhibits and Reports on Form 8-K                          31
    Item 14.  Principal Accountant Fees and Services                    32

              Signatures                                                33


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

The expenses incurred by the Company through December 31, 2002, with respect to the realization of these proceeds were as follows:


     Legal fees
     (75,000 shares of Common Stock at $1.00 per share)           $  75,000
     Stock transfer fees                                              3,315
     Accounting                                                      22,975
     Commission                                                      38,467
     Miscellaneous                                                   14,122
                                                                   --------
         Total                                                     $153,879
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

As discussed in Note 11 to the financial statements, the Company's 2003 additional paid in capital and deficit accumulated during the development stage previously reported as $2,280,663 and $2,928,953 respectively should have been $2,580,663 and $3,228,953 respectively. Further, the Company's Net Loss of $314,537 should have been $614,537. The financial statements have been restated to reflect these corrections.

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



Vancouver, Canada
January 12, 2005 except for                           Chartered Accountants
Note 11, as to which the date
is August 25, 2005





750 WEST PENDER STREET, SUITE 604                   TELEPHONE: 604-689-0188
VANCOUVER CANADA                                    FACSIMILE: 604-689-9773
V6C 2T7                                           E-MAIL: amishan@telus.net



                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                               Balance Sheets
                         December 31, 2004 and 2003
                          (Stated in U.S. Dollars)

                                                     2004          2003
                                                 ------------  ------------
                                                             (Restated)

                                   ASSETS
Current Assets
 Cash                                            $        259  $      5,293
                                                 ============  ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued liabilities        $    202,606  $    156,944
 Accrued compensation payable                         243,522       286,023
 Settlement fee payable                                67,500        67,500
 Note payable                                          37,500        37,500
 Due to related parties                                74,797        54,357
                                                 ------------  ------------
   Total Current Liabilities                          625,925       602,324
                                                 ------------  ------------

Stockholders' Equity
 Preferred Stock, $0.001 par value, 50,000,000
  shares authorized, zero outstanding                  -             -
 Common Stock, $0.001 par value, 150,000,000
  shares authorized, 272,794 and 256,294 shares
  issued and outstanding, respectively                    273           256
 Additional paid in capital                         2,714,149     2,631,666
 Deficit accumulated during the development
  stage                                           (3,340,088)   (3,228,953)
                                                 ------------  ------------
   Total Stockholders' Equity                       (625,666)     (597,031)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $        259  $      5,293
                                                 ============  ============











 The accompanying notes are an integral part of these financial statements
                                     12

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

                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                     December 31,            to
                                             --------------------------  December 31,
                                                 2004          2003          2004
                                             ------------  ------------  ------------
                                                          (Restated)

Revenue                                      $     -       $     22,350  $     22,350
                                             ------------  ------------  ------------

Expenses
 Consulting Fees                                   -             19,446       334,495
 Compensation                                      27,358       387,074     1,227,511
 Interest                                           3,000        10,211        86,976
 Other Expenses                                    51,732       137,998       699,788
 Professional fees                                 28,245        64,533       364,059
                                             ------------  ------------  ------------
Total Expenses                                    110,335       619,262     2,712,829

(Loss) from Operations                          (110,335)     (596,912)   (2,690,479)

Other Income (Expenses)
 Production Cost Write Offs                        -             -          (629,524)
 Write Off Investment                              -           (15,000)      (15,000)
 Taxes                                              (800)       (2,625)       (5,085)
                                             ------------  ------------  ------------
Total Other Income (Expenses)                       (800)      (17,625)     (649,609)
                                             ------------  ------------  ------------
Net Income (Loss)                            $  (111,135)  $  (614,537)  $(3,340,088)
                                             ============  ============  ============

Basic (Loss) per Share                       $     (0.43)  $     (2.78)
                                             ============  ============
Weighted Average Number of
Shares Outstanding                                257,376       221,390
                                             ============  ============








 The accompanying notes are an integral part of these financial statements
                                     13

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

                                            Common Stock
                                    -------------------------    Paid In   Development
                                       Shares       Amount        Capital     Stage
                                    ------------ ------------ ------------ ------------
Issued Pursuant to an Asset
  Purchase Agreement at $0.16
  Per Share                              157,710 $        158 $     24,843 $     -
                                    ------------ ------------ ------------ ------------
Issuance of Shares for Services
  at $20.32 Per Share                     19,200           19      389,981       -

Additional Capital Contributions          -            -            98,721       -

Net Loss for the Period Ended
  December 31, 2000                       -            -           -          (315,568)
                                    ------------ ------------ ------------ ------------
Balance, December 31, 2000               176,910          177      513,545    (315,568)

Issuance of Shares for Cash
  at $35.50 Per Share                      3,450            3      122,497       -

Net Loss for the Year Ended
  December 31, 2001                       -            -           -          (753,723)
                                    ------------ ------------ ------------ ------------
Balance, December 31, 2001               180,360          180      636,042  (1,069,291)

Issuance of Shares for Cash
  at $49.84 Per Share                      5,934            6      295,694       -

Issuance of Shares for Debt
  at $20.00 Per Share                     35,000           35      699,965       -

Net Loss for the Year Ended
  December 31, 2002                      -             -           -        (1,545,125)
                                    ------------ ------------ ------------ ------------
Balance, December 31, 2002               221,294          221    1,631,701  (2,614,416)






 The accompanying notes are an integral part of these financial statements
                                     14

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

                                            Common Stock
                                    -------------------------    Paid In   Development
                                       Shares       Amount        Capital     Stage
                                    ------------ ------------ ------------ ------------
Issuance of Shares for Debt
  at $20.00 Per Share                     35,000           35      699,965      -
                                    ------------ ------------ ------------ ------------

Contribution to Capital
  Related Party Forgiveness
  of Debt Restated                        -            -           300,000      -


Net Loss for the Year Ended
  December 31, 2003                       -            -           -          (614,537)
                                    ------------ ------------ ------------ ------------
Balance, December 31, 2003               256,294          256    2,631,665  (3,228,953)

Issuance of Shares for Debt
  at $5.00 Per Share                      16,500           17       82,484        -

Net Loss for the Year Ended
  December 31, 2004                       -            -            -         (111,135)
                                    ------------ ------------ ------------ ------------
Balance, December 31, 2004               272,794 $        273 $  2,714,149 $(3,340,088)
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












 The accompanying notes are an integral part of these financial statements
                                     15

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


                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                     December 31,            to
                                             --------------------------  December 31,
                                                 2004          2003          2004
                                             ------------  ------------  ------------
                                                         (Restated)
Cash Flows (Used) in Operating Activities
 Net Loss for the Period                     $  (111,135)  $  (614,537)  $(3,340,088)
 Non-Cash Items:
  Depreciation                                     -              1,844        86,355
  Gain on Sale of Assets                           -             -            (4,000)
  Production of Cost Write-Offs                    -             -            824,848
  Write Off of Investments                         -             15,000        15,000
Changes in Non-Cash Working Capital Items
 Related to Operations:
  Prepaid Expenses                                 -             19,934        -
  Accounts Payable and Accrued Liabilities         45,662        72,491       202,606
  Accrued Compensation Payable                     39,999       465,074     1,318,012
  Deferred Credits                                 -            (7,730)        -
  Settlement Fee Payable                           -            (7,500)        67,500
                                             ------------  ------------  ------------
Net Cash Used in Operating Activities            (25,474)      (55,424)     (829,767)
                                             ------------  ------------  ------------
Cash Flows (Used) in Investing Activities
 Production Costs                                  -             -          (301,571)
 Purchase of Property & Equipment                  -             -           (53,662)
 Organization Costs                                -             -           (25,000)
 Investment                                        -             -           (15,000)
                                             ------------  ------------  ------------
Net Cash (Used) in Investing Activities            -             -          (395,233)
                                             ------------  ------------  ------------

Cash Flows Provided in Financing Activities
 Increase in Due to Related Party                  20,440        51,437       569,097
 Issuance of Note Payable                          -             -             37,500
 Issuance of Common Stock                          -             -            613,960
                                             ------------  ------------  ------------
Net Cash Provided in Financing Activities          20,440        51,437     1,220,557
                                             ------------  ------------  ------------
Net (Decrease) in Cash During the Year            (5,034)       (3,987)       (4,443)

Cash, Beginning of Year                             5,293         9,280         4,702
                                             ------------  ------------  ------------
Cash, End of Year                            $        259  $      5,293  $        259
                                             ============  ============  ============


 The accompanying notes are an integral part of these financial statements
                                     16

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


                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                     December 31,            to
                                             --------------------------  December 31,
                                                 2004          2003          2004
                                             ------------  ------------  ------------
                                                         (Restated)

Supplementary Disclosure of Cash Flow
Information Cash paid for:
  Interest                                   $     -       $     -       $     -
                                             ============  ============  ============
  Income Taxes                               $     -       $     -       $      1,600
                                             ============  ============  ============

Non-Cash Transactions   Note 8




























 The accompanying notes are an integral part of these financial statements
                                     17

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


                                                   Weighted Avg.      Basic and
                                             Loss         Shares  Fully Diluted
                                      (Numerator)  (Denominator) Loss Per Share
                                     ------------   ------------   ------------
For the year ended December 31, 2004 $  (111,135)        257,376      $  (0.43)

For the year ended December 31, 2003 $  (614,537)        221,390      $  (2.78)


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


     The following is a table that summarizes common stock warrants:

                                                                   Weighted
                                                                    Average
                                                  Number of        Exercise
                                                      Shares          Price
                                                ------------   ------------
     Outstanding, December 31, 2002
          A                                           24,546   $       8.00
          B                                           29,280          10.00
          C                                           30,000          12.00
          D                                           30,000          20.00
       Granted                                        -              -
       Exercised                                      -              -
          C                                            (120)         -
          D                                             (90)         -
       Canceled
          A                                         (24,546)         -
          B                                         (29,280)         -
       Expired                                        -              -
                                                ------------   ------------
     Outstanding, December 31, 2003
          C                                           29,880           0.03
          D                                           29,910           0.05
       Granted                                        -              -
       Exercised                                      -              -
       Canceled                                       -              -
       Expired
          C                                         (29,880)         -
          D                                         (29,910)         -
                                                ------------   ------------
     Outstanding, December 31, 2004             $     -         $    -
                                                ============   ============



                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                          (Stated in U.S. Dollars)

NOTE 7: RELATED PARTY TRANSACTIONS

     The Company was charged the following amounts by directors and officers of the Company:

                                                    2004           2003
                                                ------------   ------------
     Automobile allowance                       $     -        $     19,725
     Compensation                                     25,000        369,000
     Interest                                         -              -
     Promotion                                        40,000         -
     Rent                                             -              81,600
                                                $     65,000   $    470,325
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

During the year ended December 31, 2004, the following transaction was excluded from the statement of cash flow:

a) The Company issued 16,500 common shares at $5.00 per share to settle debts owing to its principle shareholders totaling $82,500.

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

NOTE 11:  RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements have been restated to reflect the correction of an error relating to the accounting treatment of forgiveness of debt from a related party. Previously, the forgiveness of debt had been reported as a gain on sale of assets on the statements of operations. The balance sheets have been restated to account for this forgiveness as a contribution to capital. In addition, the gain on sale of assets has been removed from the statements of operations. As a result, deficit accumulated during the development stage and additional paid in capital have been increased by $300,000 for the effects of the restatement.

The effect of this restatement is as follows:


                                                     For the Year Ended
                                                      December 31, 2003
                                                ---------------------------
                                                As Previously       As
                                                   Reported      Restated
                                                -------------  ------------
     Loss from operations                       $   (619,262)  $  (596,912)

     Net Loss                                   $   (314,597)  $  (614,537)

     Net loss per share - basic and diluted     $      (1.42)  $     (2.78)


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

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company, as well as their ages and positions, are listed below:

OFFICERS
Name            Age   Position
----            ----  --------
Officers
Alie Chang      53    President, chief executive officer, director
Felizian Paul   58    Chairman of the Board, chief financial officer and
                      treasurer
Angi Ma         27    Corporate secretary


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

                                                    Long Term Compensation
                                                    ----------------------
                             Annual Compensation    Restricted Securities
Name and          --------------------------------      Stock  Underlying
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

Applicable percentage ownership in the table is based on 272,794 shares of Common Stock outstanding as of December 31, 2004 in which have been adjusted for a one for two hundred reverse stock split in August 2005. Beneficial ownership is determined in accordance with the rules of the
                                     29

Securities and Exchange Commission. To the extent that any shares are issued upon exercise of options, Warrants or other rights to acquire International Telecommunication, Inc.'s capital stock that are presently outstanding or granted in the future or reserved for future issuance under International Telecommunication, Inc.'s stock plans, there will be further dilution.

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


                                     30

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

(C) The Company filed the following Form 8-K's during the year ended December 31, 2003.

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

                                     31


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


                                     32

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         International Telecommunication, Inc.

                         (Formerly EarthNetMedia, Inc.)

                         Dated:  August 31, 2005

                         By: /s/ Alie  Chang
                         --------------------------------------
                         Alie Chang, President and Chief Executive Officer (Principal Executive Officer)

                         By: /s/ Felizian Paul
                         --------------------------------------
                         Felizian Paul, Chief Financial Officer
                         (Principal Financial Officer)




















                                     33