Form 10QSB/A
period 2004-09-30
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-09-02
CIK 1137117

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
                       (formerly EarthNetMedia, Inc.)
                       ------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                 95-4834274
-------------------------------                       ---------------------
State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization                            Identification No.


     222 Amalfi Drive
     Santa Monica , CA                                           90402
--------------------------------------                       --------------
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

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                               Balance Sheet
                         As of September 30, 2004
                                (Unaudited)

                                   Assets                        (Restated)

Current assets:
 Cash and cash equivalents                                     $        306
                                                               ------------
   Total current assets                                                 306
                                                               ------------
   Total assets                                                $        306
                                                               ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                         $    249,719
 Settlement fee payable                                              67,500
 Note payable   related party                                       220,000
 Note payable                                                        37,500
 Loans from principal stockholders                                   99,723
                                                               ------------
   Total current liabilities                                        674,442
                                                               ------------
Stockholders' Deficit:
 Preferred stock, $.001 par value, 50,000,000 shares
  authorized, zero shares issued and outstanding                     -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 256,294 shares issued and outstanding                     256
 Additional paid-in capital                                       2,631,666
 Accumulated deficit                                            (3,306,058)
                                                               ------------
   Total stockholders' deficit                                    (674,136)
                                                               ------------
   Total liabilities and stockholders' deficit                 $        306
                                                               ============


 The accompanying notes are an integral part of these financial statements


                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)


                              For the   For the     For the    For the   April 11,
                               Three      Three      Nine       Nine       2000
                              Months     Months     Months     Months   (inception)
                              Ended      Ended      Ended      Ended       to
                            September  September  September  September   September
                            30, 2004   30, 2003   30, 2004   30, 2003     30, 2004
                           ---------- ---------- ---------- ---------- -------------

                           (Restated)            (Restated)              (Restated)

Revenues
  Expo revenue             $       -  $    (205) $       -  $   20,435 $      60,000
                           ---------- ---------- ---------- ---------- -------------
     Total revenues                -       (205)         -      20,435        60,000

Operating expenses:
  Consulting                   30,000      (954)     31,215     19,446       346,264
  Compensation expense              -     93,290          -    315,380     1,204,079
  Professional fees               800      5,125     22,751     20,444       423,699
  Production costs
   write-offs                       -          -          -          -       644,524
  General and
   administrative
   expenses                       134     27,554     12,813    110,706       631,327
                           ---------- ---------- ---------- ---------- -------------
Total operating expenses       30,934    125,015     66,779    465,976     3,249,893

Loss from operations         (30,934)  (125,220)   (66,779)  (445,541)   (3,189,893)

Other (expense)
  interest expense:           (4,000)      (796)   (12,000)    (3,682)     (113,765)
                           ---------- ---------- ---------- ---------- -------------
Loss before income taxes     (34,934)  (126,016)   (78,779)  (449,223)   (3,303,658)

Provision for income taxes          -          -          -          -       (2,400)

Net loss                   $ (34,934) $(126,016) $ (78,779) $(449,223) $ (3,306,058)
                           ========== ========== ========== ========== =============

Net loss per share
  basic and diluted        $   (0.14) $   (0.57) $   (0.31) $   (2.03)
                           ========== ========== ========== ==========
Weighted average number
of common shares
outstanding   basic and
diluted                       256,294    221,294    256,294    221,294
                           ========== ========== ========== ==========



The accompanying notes are an integral part of these financial statements




                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                          Statements of Cash Flows
                                   (Unaudited)

                                       For the Nine   For the Nine  April 11, 2000
                                       Months Ended   Months Ended  (inception) to
                                       September 30,  September 30,  September 30,
                                            2004           2003           2004
                                       -------------  ------------- --------------
Cash flows from operating activities:    (Revised)                     (Revised)
  Net (loss)                           $    (78,779)  $   (449,223)  $ (3,306,058)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                   -          1,350         86,355
   Gain on sale of asset                           -              -        (4,000)
   Write-off of development cost                   -              -        824,848
   Write-off of investment                         -              -         15,000
  Increase (decrease) in:
   Prepaid expenses                                -         18,509              -
   Accounts payable                           42,219         75,696        247,719
   Settlement fee payable                          -              -         67,500
   Accrued compensation                            -              -      1,022,335
   Deferred credits                                -        (7,730)              -
                                       -------------  ------------- --------------
Net cash used in operating activities       (36,560)      (361,398)    (1,046,301)

Cash flows from investing activities:
  Development costs                                -              -      (301,571)
  Purchase of property and equipment               -              -       (53,662)
  Organizational costs                             -              -       (25,000)
  Investment                                       -              -       (15,000)
                                       -------------  ------------- --------------
Net cash used in investing activities              -              -      (395,233)

Cash flows from financing activities:
  Bank overdraft                                   -              -              -
  Proceeds from note payable                       -              -        247,500
  Proceeds from the issuance of common
   stock                                           -              -        613,960
  Proceeds from shareholder loans             31,723        352,519        580,380
                                       -------------  ------------- --------------
Net cash used in financing activities         27,723        352,519      1,441,840

Net increase (decrease) in cash              (4,837)        (8,879)            306
Cash beginning of period                       5,143          9,280              -
                                       -------------  ------------- --------------
Cash, end of period                    $         306  $         401 $          306
                                       =============  ============= ==============

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


NOTE 11:  RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements have been restated to reflect the correction of an error relating to the settlement of accounts payable, notes payable discharged and related other income of settlement of accounts payable and notes payable discharged. The balance sheet has been restated to reflect the inclusion of accounts payable and notes payable. Furthermore, the other income of settlement of accounts payable and discharge of note payable have been removed from the statements of operations. As a result, deficit accumulated during the development stage has been increased by $150,836 for the effects of the restatement.

The effect of this restatement is as follows:


                               For the Three Months Ended For the Nine Months Ended
                                   September  30, 2004         September 30, 2004
                               -------------------------- --------------------------
                                         As                         As
                                 Previously            As   Previously            As
                                   Reported      Restated     Reported      Restated
                               -----------------------------------------------------
Loss from operations           $   (34,934)  $   (30,934) $   (78,779)  $   (66,779)

Net Income (Loss)              $     42,183  $   (34,934) $     71,557  $   (78,779)

Net Income (loss) per share
      basic and diluted        $       0.16  $     (0.14) $       0.28  $     (0.31)




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


                             International Telecommunications, Inc.
                             (Formerly EarthNetMedia, Inc.)

Dated:  August 31, 2005      By: /s/ Alie  Chang
                             -------------------------------------------
                             Alie Chang, President and
                             Chief Executive Officer
                             (Principal Executive Officer)

                             By: /s/ Felizian Paul
                             -------------------------------------------
                             Felizian Paul, Chief Financial Officer
                             (Principal Financial Officer)