Form 10QSB
period 2005-09-30
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2005-12-21
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005


                      Commission file number 333-57514

                   International Telecommunications, Inc.
                  ---------------------------------------
                       (formerly EarthNetMedia, Inc.)
                      -------------------------------
           (Exact name of registrant as specified in its charter)

     Nevada                                                   95-4834274
-------------------------                                  ----------------
State or other jurisdiction of                              I.R.S. Employer
Incorporation or organization                          Identification No.


200 Oceangate, Suite 800
Long Beach , CA                                                     90802
----------------------------------                                ---------
Address of principal executive offices                             Zip Code


Registrant's telephone number, including area code (310) 459-1081
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                            Outstanding at December 14, 2005
--------------------------------           --------------------------------
Preferred Stock, $.011 Par Value                   4,000,000
Common Stock, $.001 Par Value                     14,272,794

Transitional Small Business Disclosure Format Yes [   ]   No [X]


PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
      Consolidated Balance Sheet As of September 30, 2005 (Unaudited)
                                   Assets

Current assets:
  Cash and cash equivalents                                    $     5,643
  Prepaid expense                                                    2,750
                                                               ------------
     Total current assets                                            8,393

Property and equipment:
  Property and equipment                                            16,469
  Less accumulated depreciation                                    (10,544)
                                                               ------------
     Total property and equipment, net                               5,925

Other assets:
  Deposits                                                           3,000
                                                               ------------
     Total other assets                                              3,000
                                                               ------------
     Total assets                                              $    17,318
                                                               ============








 The accompanying notes are an integral part of these financial statements
                                     2

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                         Consolidated Balance Sheet
                    As of September 30, 2005(Unaudited)
                   Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                         $  600,347
  Note payable   related party                                     197,964
                                                               ------------
     Total current liabilities                                     798,311
                                                               ------------
     Total liabilities                                             798,311

Stockholders' Deficit:
  Preferred stock, $.001 par value, 50,000,000 shares
   authorized, 4,000,000 shares issued and outstanding               4,000
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 14,272,794 shares issued and outstanding             14,273
  Additional paid-in capital                                     34,443,649
  Accumulated deficit                                          (35,242,915)
                                                               ------------
     Total stockholders' deficit                                  (780,993)
                                                               ------------
     Total liabilities and stockholders' deficit               $    17,318
                                                               ============






 The accompanying notes are an integral part of these financial statements
                                     3

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                                (Unaudited)

                        For the      For the      For the      For the     From April
                         Three        Three         Nine         Nine        11, 2000
                        Months       Months       Months       Months     (inception)
                         Ended        Ended        Ended        Ended          to
                       September    September    September    September     September
                       30, 2005     30, 2004     30, 2005     30, 2004      30, 2005
                   -------------  ------------------------  ----------- -------------
Expo revenue       $          -   $        - $          -   $        -  $     22,350
                   -------------  ------------------------  ----------- -------------
   Total revenues             -            -            -            -        22,350

Operating expenses:
 Consulting                   -       30,000            -       31,215       334,495
 Compensation
  expense                75,000            -       75,000            -     1,302,511
 Professional fees       12,500          800       12,500       22,751       376,559
 General and
  administrative
  expenses              173,267           34      175,526       12,813       873,693
                   -------------  ------------------------  ----------- -------------
   Total
   operating
   expenses             260,767       30,934      263,026       66,779     2,887,258

   Loss from
   operations          (260,767)     (30,934)    (263,026)     (66,779)   (2,864,908)

Other Income
(expense):
 Production cost
  write off                   -            -            -            -      (629,524)
 Settlement of debt      37,500            -       37,500            -        37,500
 Impairment of
  goodwill          (31,677,300)           -  (31,677,300)           -   (31,677,300)
 Write off
  Investment                  -            -            -            -       (15,000)
 Interest expense             -       (4,000)           -      (12,000)      (88,598)
                   -------------  ------------------------  ----------- -------------
Total other income
(expenses)          (31,639,800)           -  (31,639,800)           -   (32,372,922)

Loss before income
taxes               (31,900,567)     (34,934) (31,902,826)     (78,779)  (35,237,830)

Provision for
income taxes                  -            -            -            -        (5,085)
                   -------------  ------------------------  ----------- -------------
Net loss           $(31,900,567)  $  (34,934)$(31,902,826)  $  (78,779) $(35,242,915)
                   =============  ========================  =========== =============

Net loss per
 share   basic
 and diluted       $     (19.42)  $    (0.14)$     (43.39)  $    (0.31)
                   =============  ========================  ===========
Weighted average
 number of
 common shares
 outstanding
   basic and
 diluted              1,642,359      256,294      735,332      256,294
                   =============  ========================  ===========

 The accompanying notes are an integral part of these financial statements
                                     4

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                       April 11, 2000
                                           For the Nine   For the Nine   (inception)
                                           Months Ended   Months Ended       to
                                          September 30,  September 30,  September 30,
                                               2005           2004           2005
                                          -------------  -------------  -------------
Cash flows from operating activities:
 Net (loss)                               $(31,902,826)  $    (78,779)  $(35,242,915)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                      -              -          86,355
  Gain on sale of asset                              -              -         (4,000)
  Impairment of goodwill                    31,677,300              -      31,677,300
  Write-off of development cost                      -              -         824,848
  Write-off of investment                            -              -          15,000
 Increase/decrease in:
  Deposits                                      (3,000)             -         (3,000)
  Prepaid expenses                              (2,750)             -         (2,750)
  Accounts payable                              44,419         42,219         314,525
  Accrued compensation                          75,000              -       1,393,012
                                          -------------  -------------  -------------
Net cash used in operating activities         (111,857)       (36,560)      (941,625)

Cash flows from investing activities:
 Development costs                                   -              -       (301,571)
 Purchase of property and equipment             (5,925)             -        (59,587)
 Organizational costs                                -              -        (25,000)
 Investment                                          -              -        (15,000)
                                          -------------  -------------  -------------
Net cash used in investing activities           (5,925)             -       (401,158)

Cash flows from financing activities:
 Proceeds from note payable                          -              -         37,500
 Proceeds from the issuance of common
  stock                                              -              -        613,960
 Proceeds from shareholder loans               123,166         31,723        692,264
                                          -------------  -------------  -------------
Net cash used in financing activities          123,166         31,723      1,343,724

Net increase (decrease) in cash                  5,384         (4,837)           941

Cash beginning of period                           259           5,143         4,702
                                          -------------  -------------  -------------
Cash, end of period                       $      5,643   $        306   $      5,643
                                          =============  =============  =============

Supplemental disclosure of cash
flow information:
 Cash paid for interest                   $           -  $           -  $          -
 Cash paid for income taxes               $           -  $           -  $       1,600



 The accompanying notes are an integral part of these financial statements


                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                 Notes to Consolidated Financial Statements
                       September 30, 2005 (Unaudited)



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

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                 Notes to Consolidated Financial Statements
                       September 30, 2005 (Unaudited)

NOTE 2: ACCOUNTING POLICIES AND PROCEDURES - CONTINUED

These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-KSB as filed with the SEC.

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

                                           Nine Months Ended September 30,
                                                   2005           2004
                                              -------------  -------------
    Basic earnings per share:
     Income (loss) (numerator)                $(31,902,826)  $    (78,779)
    Weighted average number of shares
     outstanding basic (denominator)               735,332        256,294
                                              -------------  -------------
    Per share amount                          $     (43.39)  $      (0.31)
                                              =============  =============
    Fully diluted earnings per share:
     Income (loss) (numerator)                $(31,902,826)  $    (78,779)
    Weighted average number of shares
     outstanding diluted (denominator)             735,332        256,294
                                              -------------  -------------
    Per share amount                          $     (43.39)  $      (0.31)
                                              =============  =============


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

                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                 Notes to Consolidated Financial Statements
                       September 30, 2005 (Unaudited)

NOTE 3:  BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY   CONTINUED

The interim financial information of the Company as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004 is unaudited.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected in the future.

NOTE 4: SETTLEMENT FEE PAYABLE

A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts and fraud in December 2002. The Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid the plaintiff $7,500 upon execution of the agreement and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. During the year ended December 31, 2004, the warrants expired unexercised. Since, the C and D Warrants expired unexercised, the Company and its legal counsel have determined that there is no further obligation of the Company. At September 30, 2005, the Company charged the entire $67,500 to additional paid in capital since the debt was to a related party.

NOTE 5: NOTES PAYABLE

On April 11, 2002, the Company borrowed $37,500 at interest of eight percent (8%). The principal is repayable out of ten percent (10%) of proceeds realized by the Company from the exercise of its outstanding warrants. Notwithstanding the foregoing, Company counsel has issued his opinion that under the terms of this note, the Company is not liable for the payment of any additional sums on the obligation and that it is now void. It cannot have any material effect on the Company's financial condition.


    The Company has the following note                September 30,
     payable obligations                           2005           2004
                                              -------------  -------------
                                                (Unaudited)    (Unaudited)
    Note payable accruing interest at a
     rate of 8% per annum                     $          -   $     37,500
                                              -------------  -------------
       Totals                                 $          -   $     37,500
       Less Current Maturities                           -        (37,500)
                                              -------------  -------------
       Total Long-Term Notes Payable          $          -   $          -
                                              =============  =============



                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                 Notes to Consolidated Financial Statements
                       September 30, 2005 (Unaudited)

NOTE 6: LITIGATION

A former employee of the Company, filed a complaint against the Company alleging breach of written contract, common contracts, and fraud in December 2002; the Company reached a settlement of this litigation. Per the terms of this agreement, the Company paid plaintiff $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. Since, the C and D Warrants expired unexercised, the Company and its legal counsel have determined that there is no further obligation of the Company. At September 30, 2005, the Company charged the entire $67,500 to additional paid in capital since the debt was to a related party.

NOTE 7: INCOME TAXES

No provision was made for Federal income tax. The provision for taxes consists of the state minimum tax imposed on corporations. The Company incurred net operating losses for purposes of approximately $35,000,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2018. The deferred tax asset and the valuation account are as follows at September 30, 2005 and 2004:

                                                      September 30,
                                                   2005           2004
                                              -------------  -------------
                                                (unaudited)    (unaudited)
    Deferred tax asset:
     Deferred non-current tax asset           $ 11,900,000   $  1,124,060
       Valuation allowance                     (11,900,000)    (1,124,060)
                                              -------------  -------------
       Totals                                 $          -   $          -
                                              =============  =============

NOTE 8: STOCKHOLDERS' EQUITY

In December 2001, the Company sold 3,000 Units (as adjusted split) (the "Offering"). Each Unit consisted of one share Company's Common Stock, coupled with 10 Class A Warrants, 10 Class B Warrants, 10 Class C Warrants and 10 Class D Warrants (collectively, the "Warrants", sales price for each Unit was $200.00).

Through September 30, 2005, a total of 5,454 A Warrants, 720 B Warrants, and 120 C warrant, and 900 D Warrants were exercised.

In July 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of common shares of the Company and reverse split of its common stock on a 200 old for 1 new share basis. All share amounts in this report are retroactively restated to reflect the stock split.



                   International Telecommunications, Inc.
                       (Formerly EarthNetMedia, Inc.)
                 Notes to Consolidated Financial Statements
                       September 30, 2005 (Unaudited)


NOTE 8: STOCKHOLDERS' EQUITY   CONTINUED

On September 21, 2005 the Company acquired 100% of the issued and outstanding shares of Earthnet Telecom, Inc., a Nevada corporation, in exchange for 14,000,000 common shares and 4,000,000 Series A Convertible Preferred shares of the corporation. The shares were issued at the current market value. This transaction resulted in a significant amount of goodwill which was entirely impaired thus increasing other expenses by $31,677,300.

On September 26, 2005 the Company signed a reorganization agreement to acquire an 80% equity interest in Rocket Internetworking Incorporated, a Nevada corporation in exchange for 500,000 common shares of the Company. However, the agreement has not been finalized as of September 30, 2005.

NOTE 9: RELATED PARTY TRANSACTIONS

As of September 30, 2005, the Principal Shareholders have advanced a total of $197,964. This amount advanced is non interest bearing, unsecured and due and payable on demand.

Pursuant to an agreement dated September 21, 2005, the Company issued 5,000,000 of its par value $0.001 common shares to Angi Ma, a director and officer of the Company, in exchange for her interest in Earthnet Telecom, Inc. Under the same agreement, the Company issued 2,000,000 par value $0.001 Series A Preferred shares to Alie Chang, and an additional 2,000,000 Series A Preferred shares to Felizian Paul, both of whom are officers, directors and controlling stockholders of the Company, in exchange for their respective interests in Earthnet Telecom, Inc. Each Series A Preferred Share carries 10 for 1 voting rights against common shares and is convertible, at the option of the holder, into ten shares of the Company's common stock.

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

During the years 2001, 2002 and 2003, the Company's primary business activities were focused on developing a presence in the Chinese broadcast media market, and promoting consumer awareness of, and a market for, the Company's programming centered on Alie Chang. To affect this presence and build the market for its programming, the Company broadcasted some of its programs on Beijing television during 2002 and 2003 under an agreement by which Beijing TV agreed to broadcast, free of charge, five minute segments of the Company's major episodic television program. The first segment, which was produced by the Company's predecessor, was broadcast on a test basis on Beijing TV in November 1999. Additional segments began broadcasting regularly (three times a week) starting in November 2000 through 2002.

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

As a result of the foregoing factors, the Company reviewed certain of its previously capitalized development costs, and concluded that their value had become impaired with the passage of time. Accordingly, they have been written off in the year ended 2003. Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated approximately $35,000,000 of losses during its development stage from its inception on April 11, 2000 through September 30, 2005. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely for the Company to be able to continue as a going concern.

On December 31, 2003, the Company sold all of the television programming to the principal shareholders. This was done to extinguish outstanding debts owed to the shareholders. The programs had been previously depreciated and written off by the Company thus resulting in contribution to capital for the Company.

The Company does not now have any commitments or obligations which are not reflected in its financial statements, nor does it have any interests in any non-exchange traded commodity contracts.

RESULTS OF OPERATIONS

As noted above, the Company has not had sufficient capital to implement much of its TV broadcasting business plan, most particularly the production and licensing of its television programming and has largely abandoned this business. Its latest activities have been acquiring relationships and assets through which to develop its international communications business plan. However, during the current year the Company has been devoting significant efforts to raising additional capital and has been incurring significant operating expenses without any corresponding revenue. This is expected to continue in the near term until the Company is able to obtain the capital necessary to implement its new business plan.


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

Overall, the Company's current operations are not sufficient to cover all of its costs. The Company has accumulated approximately $35,000,000 of losses during its development stage from April 11, 2000 through September 30, 2005. Without realization of additional capital, or the realization of adequate operating revenues, it would be unlikely that the Company will be able to continue as a going concern.

RECENT ACQUISITION AGREEMENTS

AGREEMENT TO ACQUIRE ROCKET INTERNETWORKING INCORPORATED AND SUBSIDIARY.
------------------------------------------------------------------------

On September 26, 2005 a definitive Agreement and Plan of Reorganization (the "RII Reorganization Agreement" was entered into by and between International Telecommunications, Inc. ("ITI") and Rocket Internetworking Incorporated, a Nevada corporation (("RII") pursuant to which ITI has agreed to acquire 8,000 shares constituting Eighty Percent (80%) of the issued and outstanding common shares of RII in exchange for an aggregate of Five Hundred Thousand (500,000) par value $.001 common shares of ITI, and other consideration. When issued, the ITI shares will be issued to the following persons in exchange for the RII shares indicated below:


         Name                          No. RII Shares      No. ITI Shares
         ---------------------         --------------      --------------
         William D'Anjou                  7,000               437,500
         Elmer Salcido                    1,000                62,500
         ---------------------         --------------      --------------
                                          8,000               500,000

Fifty thousand of the 437,500 shares to be awarded to Mr. D'Anjou and 62,500 ITI shares to be awarded to Mr. Salcido have already been issued, the remaining shares will be issued and delivered at the close. The Agreement also requires ITI to award D'Anjou and Salcido 50,000 ITI shares each year for four years as part of a non-qualified stock plan. The Agreement also calls for the payment of $25,000 in cash consideration to Mr. D'Anjou as soon as our initial funding is received.

The RII Acquisition Agreement also requires ITI to provide the sum of $300,000 to RII to complete its acquisition of M M Internet, Inc., and an additional $240,000 at the rate of $10,000 per month, beginning the first month after the close, to discharge existing obligations to Mr. D'Anjou. RII has agreed to provide office space to ITI; and RII will be entitled to appoint one person to the ITI Board of Directors.



Under the RII Reorganization Agreement, Messrs D'Anjou and Salcido will maintain their positions as officers and directors of RII for a period of five years after the close. The parties have agreed to negotiate and enter into reasonable employment agreements for these two men.

RII has delivered to ITI balance sheets of RII as of June 30, 2005 and statements of income for the three fiscal years then ended. These statements need not be audited. RII will cooperate in any audit of these financial statements that ITI may wish to have done at its own cost. RII makes additional standard financial warranties in the agreement. The common shares of ITI being issued to the RII stockholders will not, when issued, have been registered under the Securities Act of 1933, as amended (the "Act"), but will be issued in reliance on the exemption from registration provided by Section 4(2) of the Act for transactions by an issuer not involving any public offering. As a result, the shares will be restricted securities subject to the resale limitations of Rule 144 under the Act.

RII has a wholly-owned subsidiary known as Millennium Media Internet ("MM") which is in the business of providing DSL and T1 Internet services in Southern California. MM has an agreement with InterNAP which permits it to feature T3 bandwidth to its customers and low latency connections through its own OC3 ATM backbone. MM is also a Cisco Certified Premier Partner which has achieved certification required to provide full support for Cisco's line of networking products. MM also provides contract network security services.

This contract is scheduled to close on or before December 30, 2005 or as soon as ITI has its financing in place. The Registrant intends to file the financial information required by Item 9.01(a)(1) of Form 8-K as soon as practicable.


PURPOSE FOR THE ROCKET INTERNETWORKING, INC. ACQUISITION.
---------------------------------------------------------
RII has been in business since the early '90's. It started out as a PC upgrade and repair firm but migrated into a full-service consulting practice with the emphasis on serving the networking requirements of businesses with from 10 to 100 network workstations. RII has now developed an internet access division which is providing high speed internet and VoIP service, primarily to small business, as a result of the long delays being suffered by potential clients seeking DSL service from local phone companies. RII is now able to supply efficient and reliable wireless broadband service over broadband frequencies that are not regulated by the FCC or most foreign governments. Both for itself, and through its subsidiary Millennium Media Internet, RII now provides and is capable of providing on an expanded basis, high-speed wireless communications technology, including telephone and high speed internet capabilities, without the high cost and time delays suffered by those seeking such services by other providers.

The parties to this agreement have informally agreed that closing will occur on or before December 30, 2005, subject only to completion of reasonable due diligence by the parties.

ACQUISITION OF EARTHNET TELECOM, INC.
-------------------------------------
On September 21, 2005 International Telecommunications, Inc. ("ITI") entered into an Agreement and Plan of Reorganization pursuant to which it acquired Twenty-Seven Million (27,000,000) par value $.001 common shares of EarthNet Telecom, Inc. ("EarthNet"), a Nevada corporation, in exchange for Fourteen Million (14,000,000) par value $.001 common shares, and Four Million (4,000,000) Series A Convertible Preferred Shares of ITI, The four persons from whom EarthNet shares are being acquired, and the number and kind of ITI shares each will receive in exchange, are as follows:

    Name                   No. Earthnet Shares  No. ITI Shares
    ---------------------  -------------------  -------------------------------------
    Alie Chang             10,000,000            2,000,000 Series A Preferred Shares
    Felizian Paul          10,000,000            2,000,000 Series A Preferred Shares
                                                ----------
    Total Series A Preferred                     4,000,000
                                                ----------
    Clearvision, Inc. (1)  4,500,000             9,000,000 Common Shares
    Angi Ma                2,500,000             5,000,000 Common Shares
                                                ---------- -------------
                           Total Common         14,000,000
                                                ----------

PURPOSE FOR THE EARTHNET TELECOM ACQUISITION.
---------------------------------------------
International Telecommunications, Inc. is acquiring 100% of EarthNet Telecom, Inc. because EarthNet is the subsidiary formed by ITI pursuant to a Memorandum of Understanding between ITI and Beijing Guoxin Shiwei Communication Technology Co., Ltd., a commercial subsidiary of the Ministry of Information Industry, People's Republic of China ("GXSW"), dated July 29, 2005, into which ITI has vested the exclusive rights to sell, install, operate and otherwise exploit its Voice Over Internet Protocol ("VoIP"), Wireless Fidelity ("WiFi") and other related electronic telecommunication technologies in China. For its part, GXSW has agreed (1) to protect the proprietary rights of EarthNet and ITI from infringement in China, (2) to investigate and promote within the Government of China the concept of making the EarthNet technologies a "regulative standard" for the market in the Peoples Republic of China and assist in obtaining any licenses or permissions that may be required to market the technology in China; and (3) facilitate any licenses or permissions that may be necessary to operate the business of the enterprise in China. For its services, GXSW will receive a fixed percentage of the revenue derived from the cooperation between EarthNet and GXSW in China at a rate to be negotiated. The parties agree that the Memorandum of Understanding will be replaced by a subsequent, more detailed agreement in writing. The Memorandum of Understanding may only be amended by a writing signed by both parties. Original Memorandum of Understanding has been rendered both in Chinese and English, and both texts are deemed equally valid. However, in case of divergence, the Chinese text prevails.

     MATERIAL RELATIONSHIPS.
     -----------------------
     Prior to this acquisition there were 272,794 common shares of the Registrant outstanding of which officers and directors of the company owned the following numbers of shares.

Type of                                      No. of         Percent of
Security                 Name                Shares         Class
----------------------   ------------------  ------------   ------------
Common                   Alie Chang             122,931        45.1%
Common                   Felizian Paul          121,281        44.4%
Common                   Angi Ma                    750          .3%
----------------------   ------------------  ------------   ------------
                         Total                   244,962       89.8%


--------------------------
(1) Joe and Wendy Davis, husband and wife of 5370 Los Feliz, CA 90027 own 4,500,000 common shares of EarthNet Telecom, Inc. equally, between them and have owned those shares since inception.

As a result of the closing of the Registrant's acquisition of EarthNet Telecom, Inc., there will, 14,272,794 common shares, and 4,000,000 Series A Convertible Preferred Shares outstanding, held by controlling stockholders as shown above. The 4,000,000 Series A Preferred Shares held by Alie Chang and Felizian Paul are convertible into common shares of International Telecommunications, Inc. at a rate of ten (10) common shares for one (1) Series A Preferred Share. However, Ms. Chang and Mr. Paul have indicated that they do not intend to convert their Series A Preferred shares in the foreseeable future. Based on that representation there will, for the foreseeable future, be 14,272,794 common shares of Internet Telecommunications, Inc. outstanding which will be held by officers, directors and persons directly or indirectly owning more than 5% of the outstanding common shares, as follows:


Type of                  No. of              Percent of
Security                 Name                Shares              Class
--------------------------------------------------------------------------
Common                   Alie Chang              122,931           .86%
Common                   Felizian Paul           121,281           .85%
Common                   Clearvision, Inc.     9,000,000         63.06%
Common                   Angi Ma               5,000,750         35.04%
--------------------------------------------------------------------------
                            Total             14,244,962         99.930%

The remaining 27,832 shares constituting slightly over one-half of one percent of the outstanding common shares are publicly held.

BUSINESS PLAN. International Telecommunications, Inc. ("ITI"), its subsidiaries EarthNet Telecom, Inc. and Rocket Internetworking, Inc. and its subsidiary Millennium Media Internet, believe they are in a position to create a worldwide telecommunication and media conglomerate, and to acquire other companies that have been identified that can enhance ITI's ability to serve worldwide niche markets, composed mainly of to network internet users with between ten and one-hundred workstations, by providing high-speed wireless internet access, Voice Over Internet Protocol ("VoIP"), Wireless Fidelity solutions ("WiFi"), and other related electronic telecommunication technologies to them without the delays and expense to which these users have become accustomed in attempt to utilize DSL internet services provided by telephone companies. We have signed a contract by which we are acquiring Rocket Internetworking, Inc. which is already engaged as a Wireless Internet Service Provider (WISP) in Southern California and is prepared to launch its services elsewhere. Hallmarks of its internet service include wireless high speed internet access, provision of an extraordinary level of client service, offering a portfolio of hardware, software and professional services designed to surpass traditional communications applications by providing "anytime-anywhere communications," and creating an infrastructure approach which will make all existing high speed internet applications and those that are developed in the future immediately available to RII's clients. Millennium Media Internet has an agreement with InterNAP which permits it to feature T3 bandwidth to its customers and low latency connections through its own OC3 ATM backbone. International Telecommunications, Inc. believes it will be able to utilize the services provided by these two subsidiaries to service the existing Memorandum of Understanding between EarthNet Telecom, Inc., a third subsidiary, and Beijing Guoxin Shiwei Communication Technology Co. Ltd., ("GXSW") pursuant to which GXSW which is a subsidiary of a government agency in the People's Republic of China has agreed to work jointly with ITI and a subsidiary formed to hold our VoIP and WiFi Technology in China to promote the ITI technology within the government of China for the purpose of making it a "regulatory standard" for use in China, and assist in obtaining all required governmental licences. GXSW has also agreed to assist in the sales and marketing of ITI VoIP and WiFi phones and systems, and other related technology, in China. GXSW will receive a fixed percentage of the venture's revenue which has not yet been negotiated in exchange for its services. The parties have agreed to negotiate a subsequent more detailed agreement.


RISK FACTORS

The Company is highly dependent in many parts of its business plan upon the services of its current and future subsidiaries Earthnet Telecom and Rocket Internetworking and its subsidiary Millennium Media Internet.

As a result of the Company's experience in the field of telecommunications and because of the entirely speculative nature of entry into the VoIP business, there is no assurance that the Company can operate profitably in this new field or accomplish its business plan.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A) Evaluation of disclosure controls and procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of September 30, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(B) Changes in internal controls

During the quarterly period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract, common contracts, fraud and declaratory relief. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2004. Since, the C and D Warrants expired unexercised, the Company and its legal counsel have determined that there is no further obligation of the Company. At September 30, 2005, the Company charged the entire $67,500 to additional paid in capital since the debt was to a related party.

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

Current Report on Form 8-K filed October 3, 2005 is incorporated herein by reference.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         International Telecommunications, Inc.
                         (Formerly EarthNetMedia, Inc.)

                         Dated: December 21, 2005

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