Form 10KSB
period 2005-12-31
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2006-03-15
CIK 1137117

___________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         __________________________

                                Form 10-KSB
                                 (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2005

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

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The issuer's revenues for its most recent fiscal year were $0.

     The aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $18,130,200 as of February 27, 2006.

     The number of shares outstanding of the Issuer's $.001 par value Common Stock as of February 27, 2006 was 15,119,052.

                    Documents Incorporated by Reference
                                    None


                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                     2005 ANNUAL REPORT ON FORM 10-KSB
                             TABLE OF CONTENTS


PART I                                                                Page
                                                                     ------

Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Item 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . . .4

Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .4

Item 4    Submission of Matters to a Vote of Security Holders. . . . . .5

PART  II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .5

Item 6    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .6

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . .6

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . 21

Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . 21

PART  III

Item 9.   Directors, Executive Officers, Promoter and
          Control Persons; Compliance with Section 16(b) of
          the Exchange Act . . . . . . . . . . . . . . . . . . . . . . 22

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 23

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . 24

Item 12.  Certain Relationships and Related Transactions . . . . . . . 25

Item 13.  Exhibits and Reports on 8-K. . . . . . . . . . . . . . . . . 25

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . 26

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

ORGANIZATION

International Telecommunications, Inc. a Nevada corporation, (the "Company") (formerly "EarthNetMedia, Inc.") was founded to capitalize on the opportunities that exist with Voice over Internet Protocol ("VoIP") and Wireless Fidelity technologies ("WiFi"). These technologies provide new market opportunities in China and internationally that show tremendous growth potential. VoIP uses the public Internet to carry very low cost voice transmissions and WiFi also known as 802.11 wireless networking and provides users high-speed access to the Internet. VoIP converts analog voice to digital data through an IP phone and transmits the data over the public Internet, then converts the digital data back to analog at the receiver end allowing for a transparent voice conversation. From the user perspective calls are made the same way they have always been made over the past century, but at a fraction of the cost. WiFi or 802.11 wireless Ethernet provides high-speed wireless connectivity to the Internet from an Internet access point ("AP"). An AP is also known as a "hotspot". Hotspots are being installed all over the world at home, business, and public locations.

On July 29th, 2005 Ms. Chang signed Memorandum of Understanding for EarthNet Telecom, a subsidiary of International Telecommunications, Inc. with Guoxin Shiwei Communication Technology Co. Ltd., a subsidiary of The Ministry of Information Industry of the Peoples Republic of China to form a Telecommunication, VoIP and WiFi technology joint-venture in China. This will give the Company a first to market opportunity in China to market its telecommunication, VoIP and WiFi products as well as services.

International Telecommunication, Inc., formerly known as EarthNetMedia, Inc., has been a development stage company since its inception in April 2000. The Company has generated almost no revenue to date, and accordingly has suffered recurring losses from operations; it also has a net capital deficiency of $1,052,054 as of December 31, 2005. It is anticipated that, at least until the Company obtains the capital necessary to produce a sufficient number of episodes of television programming, it will generate little or no revenue and will continue to incur significant operating losses and cash flow deficits. Recovery of the value of the Company's assets is dependent upon future events: whether the Company's capital raising efforts are successfully completed or profitable operations are attained, dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The outcome of such events is indeterminable and these factors raise substantial doubt about the Company's ability to continue as a going concern.

The present executive officers of the Company, Alie Chang and Felizian
(Phil) Paul, who are husband and wife, own approximately 24% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") as of February 27, 2006. Accordingly, these individuals (hereinafter sometimes collectively referred to as the "Principal Stockholders" will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

The former company EarthNetMedia Inc. is a U.S.-based multimedia and international marketing company and was founded in April 2000. The Company has been positioning itself to become a global, multimedia television production and distribution company with the express purpose of producing, distributing and broadcasting entertaining, informative and cross-cultural shows.

Alie Chang, CEO of International Telecommunications Inc, has forged strong relationships with the Chinese business, governmental agencies as well as in media television industries. She is a frequent speaker in International and US conferences and conventions. Her work has been published in US, China and international publications.

International Telecommunication, Inc.'s principal executive offices are located at 222 Amalfi Drive, Santa Monica, CA 90402 and its telephone number is (310) 459-1081.

BUSINESS

International Telecommunications, Inc., its subsidiary EarthNet Telecom, Inc. (and upon completion of the acquisition of) Rocket Internetworking, Inc. ("RII") and its subsidiary Millennium Media Internet, believe they will be in a position to create a worldwide telecommunication and media conglomerate. The Company seeks to acquire other companies identified to enhance the Company's ability to serve worldwide niche markets. These niche markets are mainly composed of network internet users with between ten and one-hundred workstations. The Company would provide high-speed wireless internet access, Voice Over Internet Protocol ("VoIP"), Wireless Fidelity solutions ("WiFi") and other related electronic telecommunication technologies to the consumers without the delays and expense to which these users have become accustomed in attempt to utilize DSL internet services provided by telephone companies.

The Company has signed a contract by which it is acquiring Rocket Internetworking, Inc. which is already engaged as a Wireless Internet Service Provider (WISP) in Southern California and is prepared to launch its services elsewhere. Hallmarks of its internet service include wireless high speed internet access, provision of an extraordinary level of client service, offering a portfolio of hardware, software and professional services designed to surpass traditional communications applications by providing "anytime-anywhere communications," and creating an infrastructure approach which will make all existing high speed internet applications and those that are developed in the future immediately available to RII's clients.

Millennium Media Internet has an agreement with InterNAP which permits it to feature T3 bandwidth to its customers and low latency connections through its own OC3 ATM backbone. International Telecommunications, Inc. believes it will be able to utilize the services provided by these two companies to service the existing Memorandum of Understanding between EarthNet Telecom, Inc., subsidiary, and Beijing Guoxin Shiwei Communication Technology Co. Ltd., ("GXSW") pursuant to which GXSW which is a subsidiary of a government agency in the People's Republic of China has agreed to work jointly with the Company and a subsidiary formed to hold the VoIP and WiFi Technology in China to promote the Company's technology through the network of the Ministry and assist in obtaining all required governmental licenses. GXSW has also agreed to assist in the sales and marketing of the Company's VoIP and WiFi phones and systems, and other related technology, in China. GXSW will receive a fixed percentage of the venture's revenue which has not yet been negotiated in exchange for its services. The parties have agreed to negotiate a subsequent more detailed agreement.

MARKET COMPETITION

VoIP has existed in the market for a number of years. However, due to limited technical restrictions only large enterprise companies have benefited from the technology. Due to the necessary technical infrastructure and support VoIP has been expensive and experienced limited deployment in the consumer and small business marketplace.

RISKS

The Company is highly dependent in many parts of its business plan upon the services of its current and future subsidiaries Earthnet Telecom and (pending acquisition), Rocket Internetworking and its subsidiary Millennium Media Internet.

As a result of the Company's experience in the field of telecommunications and because of the entirely speculative nature of entry into the VoIP business, there is no assurance that the Company can operate profitably in this new field or accomplish its business plan.

While many people both inside and outside China expect that its entry into the World Trade Organization ("WTO") will have significant benefits for the Chinese economy, it is possible that the many changes which will be required by the multinational agreements inherent in the WTO structure may cause disruption and adverse consequences for certain parts of the Chinese economy. It is not clear how such disruptions and/or adverse consequences might impact on the Company's implementation of its business plan.

Almost all of the Company's business plans require the Company to have a level of working capital in order for the Company to pursue them. To date, the Company has not had the working capital to pursue these opportunities and has not been actually able to conduct business operations in these areas. If the Company is not able to obtain sufficient working capital, there may be significant doubts about its ability to survive as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

During the years ended December 31, 2005 and 2004, we did not engage in any off-balance sheet arrangements.

ITEM 2. DESCRIPTION OF PROPERTIES

During the year ended 2005 and 2004, the Company rented space from its principal stockholders in Santa Monica, California, on a month-to-month basis for use as its corporate offices. The annual rent payable by the Company was $42,000 or $3,500 per month. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. The Company has made no significant leasehold improvements to this property during the years ended 2005 or 2004. See Note 7, "Related Party Transactions," in Item 7 of this Form 10-KSB.

During the year ended 2005, the Company entered into a lease agreement with an unrelated third party for an office in Beijing, People's Republic of China. The lease is for a period of twelve months commencing March 1, 2005. The annual rent payable by the Company is $12,000.

ITEM 3.   LEGAL PROCEEDINGS

On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract, common contracts, fraud and declaratory relief. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and is obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2004. Since, the C and D Warrants expired unexercised, the Company and its legal counsel have determined that there is no further obligation of the Company. During the year ended December 31, 2005, the Company accounted for the entire amount of $67,500 as other income due to the extinguishment of debt. This amount is included as Settlement write off under Other Income and Expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's $.001 par value Common Stock is quoted on the Over The Counter Bulletin Board, which is administered by the National Association of Securities Dealers' Automated Quotation ("NASDAQ") under the symbol "ITLS.OB." Trading in the Company's Common Stock did not commence until January 2002.

As of February 8, 2006, there were 15,119,052 shares of Common Stock outstanding, held by approximately 111 holders of record. No dividends have been declared or paid by the Company since inception. The declaration of dividends in the future will be at the election of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company; general economic conditions; state law requirements; and other relevant factors.

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

In June 2005, the Principal Stockholders, acting by written consent, approved an increase in the authorized number of shares of Common Stock from One Hundred Million (100,000,000) shares to One Hundred Fifty Million (150,000,000). Effective as of August 1, 2005, the number of the Company's outstanding shares of Common Stock was decreased on a one for two hundred basis.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has been a development stage company since its inception in April 2000, and has not generated any substantial operating revenues. During the years ended December 31, 2005 and 2004, the Company incurred operating expenses of $2,027,415 and $110,335, respectively. The primary operating expenses for the year ended December 31, 2005, were compensation expense of $300,000 and general and administrative expenses of $1,037,748. Compared to 2004, the overall operating expenses increased dramatically due to managements increased involvement and expenses related to the acquisition of Eartnet Telecom, Inc. Management has not yet determined the amount of revenues and expenses estimated for 2006, but anticipates that they will increase based upon the planned acquisitions and the commencement of operations during 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, cash totaled $47,391 as compared to $259 on December 31, 2004. Cash used in operations was $283,139 during the year ended December 31, 2005 and $25,474 for the same period in 2004. Cash flows used by investing activities were zero for the years ended 2005 and 2004. Cash flows from financing activities increased by $330,271 due to shareholder loans.

Due to the present negative working capital position, the company is continuous in its effort in seeking new capital. Currently, the Company does not have sufficient cash or cash-flows to sustain its current cash requirements. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company's debt obligations. The ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

ITEM 7.   FINANCIAL STATEMENTS



                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                     Consolidated Financial Statements
                             December 31, 2005





/Letterhead/

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          --------------------------------------------------------

The Board of Directors and Shareholders
International Telecommunications, Inc. (formerly EarthNet Media, Inc.) Santa Monica, California

We have audited the accompanying consolidated balance sheets of International Telecommunications, Inc. (formerly EarthNet Media, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, consolidated stockholders' equity (deficit) and consolidated cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Telecommunications, Inc. (formerly EarthNet Media, Inc.) as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has no operations and has suffered recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 10, 2006



                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                        Consolidated Balance Sheets
                         December 31, 2005 and 2004

                                                     2005          2004
                                                 ------------  ------------
                                   ASSETS

Current Assets
  Cash                                           $     47,391  $        259
                                                 ------------  ------------
     Total Current Assets                              47,391           259

Other Assets
  Deposits                                              3,000        -
                                                 ------------  ------------
     Total Assets                                $     50,391  $        259
                                                 ============  ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities       $    149,858  $    202,606
  Accrued compensation payable                        547,519       243,522
  Settlement fee payable                                -            67,500
  Note payable                                          -            37,500
  Due to related parties                              405,068        74,797
                                                 ------------  ------------
     Total Current Liabilities                      1,102,445       625,925
                                                 ------------  ------------
     Total Liabilities                              1,102,445       625,925
                                                 ------------  ------------
  Preferred Stock, $0.001 par value, 50,000,000
   shares authorized, 4,000,000 issued and
   outstanding                                          4,000         -
  Common Stock, $0.001 par value, 150,000,000
   shares authorized, 15,119,052 and 272,794
   shares issued and outstanding, respectively,
   retroactively restated                              15,119           273
  Additional paid in capital                       35,864,263     2,714,149
  Deficit accumulated during the development
   stage                                         (36,935,436)   (3,340,088)
                                                 ------------  ------------
     Total Stockholders' Equity                   (1,052,054)     (625,666)
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity    $     50,391  $        259
                                                 ============  ============










   The accompanying notes are integral part of these financial statements

                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                   Consolidated Statements of Operations
               For the years ended December 31, 2005 and 2004
 and the period April 11, 2000 (Date of Incorporation) to December 31, 2005

                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                   December 31,               to
                                          ----------------------------   December 31,
                                               2005           2004           2005
                                          -------------  -------------  -------------
Revenue                                     $     -       $      -       $     22,350

Operating Expenses
   Consulting fees                              623,737          -            958,232
   Compensation                                 300,000         27,358      1,527,511
   General & administrative expenses          1,036,948         51,732      1,736,736
   Professional fees                             66,730         28,245        430,789
                                          -------------  -------------  -------------
Total Operating Expenses                      2,027,415        110,335      4,653,268
                                          -------------  -------------  -------------
(Loss) from Operations                      (2,027,415)      (110,335)    (4,630,918)

Other Income (Expenses)
   Impairment of goodwill                  (31,677,300)          -       (31,677,300)
   Interest expense                               (208)          3,000       (87,184)
   Settlement write off                         110,375          -            110,375
   Production cost write off                      -              -          (629,524)
   Write off investment                           -              -           (15,000)
   Taxes                                          (800)          (800)        (5,885)
                                          -------------  -------------  -------------
Total Other Income (Expenses)              (31,567,933)          (800)   (32,304,518)
                                          -------------  -------------  -------------
Net Income (Loss)                         $(33,595,348)  $   (111,135)  $(36,935,436)
                                          =============  =============  =============
Basic (Loss) per Share                    $      (8.02)  $      (0.43)
                                          =============  =============
Weighted Average Number of
Shares Outstanding                            4,188,221        257,376
                                          =============  =============









 The accompanying notes are an integral part of these financial statements
                                     9

                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Deficit)
             For the Years Ended December 31, 2005 and 2004 and
   the Period April 11, 2000 (Date of Incorporation) to December 31, 2005

                    Preferred Stock        Common Stock
                 ------------------- ---------------------    Paid In     Development
                   Shares     Amount    Shares     Amount     Capital        Stage
                 ----------  ------- -----------  --------  -----------  ------------
Issuance of shares
 pursuant to an
 asset purchase
 agreement at
 $0.16 per share      -      $   -       157,710  $    158  $    24,843  $      -

Issuance of shares
 for services at
 $20.32 per share     -          -        19,200        19      389,981         -

Additional capital
 contributions        -          -          -         -          98,721         -

Net loss fo the
 period ended
 December 31, 2000    -          -          -         -           -         (315,568)
                 ----------  ------- -----------  --------  -----------  ------------
Balance, December
 31, 2000             -          -       176,910       177      513,545     (315,568)

Issuance of shares
 for cash at $35.50
 per share            -          -         3,450         3      122,497         -

Net loss for the
 year ended
 December 31, 2001    -          -          -          -          -         (753,723)
                 ----------  ------- -----------  --------  -----------  ------------
Balance, December
 31, 2001             -          -       180,360       180      636,042   (1,069,291)

Issuance of shares
 for cash at
 $49.84 per share     -          -         5,934         6      295,694        -

Issuance of shares
 for debt at
 $20.00 per share     -          -        35,000        35      699,965        -

Net loss for the
 year ended
 December 31, 2002    -          -         -           -          -       (1,545,125)
                 ----------  ------- -----------  --------  -----------  ------------
Balance, December
 31, 2002             -          -       221,294       221    1,631,701   (2,614,416)

Issuance of shares
 for debt at
 $20.00 per share     -          -        35,000        35      699,965         -

Contribution to
 capital   related
 party forgiveness
 of debt              -          -         -           -        300,000         -

Net loss for the
 year ended
 December 31, 2003    -          -         -           -          -         (614,537)
                 ----------  ------- -----------  --------  -----------  ------------
Balance, December
 31, 2003             -          -       256,294       256    2,631,665   (3,228,953)

The accompanying notes are an integral part of these financial statements
                                     10
                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Deficit)
             For the Years Ended December 31, 2005 and 2004 and
   the Period April 11, 2000 (Date of Incorporation) to December 31, 2005

                    Preferred Stock        Common Stock
                 ------------------- ---------------------    Paid In     Development
                   Shares     Amount    Shares     Amount     Capital        Stage
                 ----------  ------- -----------  --------  -----------  ------------
Issuance of
 shares for debt
 at $5.00
 per share            -       $  -        16,500  $     17  $    82,484  $      -

Net loss for the
 year ended
 December 31, 2004    -          -         -          -           -         (111,135)
                 ----------  ------- -----------  --------  -----------  ------------
Balance, December
 31, 2004             -          -       272,794       273    2,714,149   (3,340,088)

Shares issued due
 to rounding of
 reverse stock
 split                -          -           258      -           -            -

Shares issued for
 acquisition at
 $1.76 per share  4,000,000    4,000       -          -           -            -

Shares issued for
 acquisition at
 $1.76 per share      -          -    14,000,000    14,000   31,662,000        -

Shares issued for
 services at $1.76
 per share            -          -       846,000       846    1,488,114        -

Net loss for the
 year ended
 December 31, 2005    -          -         -          -           -      (33,595,348)
                 ----------  ------- -----------  --------  -----------  ------------
Balance, December
 31, 2005         4,000,000   $4,000  15,119,052   $15,119  $35,864,263 $(36,935,436)
                 ==========  ======= ===========  ========  ===========  ============



The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split effective August 1, 2005 on a one for 200 basis. The par value and additional paid in capital were adjusted during the year ended December 31, 2005 to adjust the par value amount in conformity with the number of shares then issued.


The accompanying notes are an integral part of these financial statements

                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
             For the years ended December 31, 2005 and 2004 and
   the period April 11, 2000 (date of incorporation) to December 31, 2005

                                                                       April 11, 2000
                                                                         (Date of
                                                                       Incorporation)
                                                  December 31,                to
                                          ----------------------------    December 31,
                                               2005           2004           2005
                                          -------------  -------------  -------------
Cash flows (used) in operating activities:
  Net loss for the year                   $(33,595,348)  $   (111,135)  $(36,935,436)
  Non-Cash Items:
   Write off of goodwill                     31,677,300         -          31,677,300
   Shares issued for services                 1,488,960         -           1,488,960
   Depreciation                                  -              -              86,355
   Gain on sale of assets                        -              -             (4,000)
   Production of cost write-offs                 -              -             824,848
   Write off of investments                      -              -              15,000
Changes in non-cash working capital items
 related to operations:
  (Increase) in deposits                        (3,000)         -             (3,000)
   Increase (decrease) in accounts payable
     and accrued liabilities                   (87,548)         45,662        152,558
   Increase in accrued compensation payable     303,997         39,999      1,622,009
   Settlement fee payable                      (67,500)         -              -
                                          -------------  -------------  -------------
Net cash used in operating activities         (283,139)       (25,474)    (1,075,406)
                                          -------------  -------------  -------------
Cash flows (used) in investing activities:
  Production costs                               -              -           (301,571)
  Purchase of property & equipment               -              -            (53,662)
  Organization costs                             -              -            (25,000)
  Investment                                     -              -            (15,000)
                                          -------------  -------------  -------------
Net cash (used) in investing activities          -              -           (395,233)
                                          -------------  -------------  -------------
Cash flows provided in financing activities:
  Increase in due to related party              330,271         20,440        899,368
  Issuance of common stock                       -              -             613,960
                                          -------------  -------------  -------------
Net cash provided in financing activities       330,271         20,440      1,513,328
                                          -------------  -------------  -------------
Net (decrease) in cash during the year           47,132        (5,034)         42,689

Cash, beginning of year                             259          5,293          4,702
                                          -------------  -------------  -------------
Cash, end of year                         $      47,391  $         259  $      47,391
                                          =============  =============  =============



The accompanying notes are an integral part of these financial statements

                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)
             For the years ended December 31, 2005 and 2004 and the period April 11, 2000 (date of incorporation) to December 31, 2005

                                                                       April 11, 2000
                                                                         (Date of
                                                                       Incorporation)
                                                  December 31,                to
                                          ----------------------------    December 31,
                                               2005           2004           2005
                                          -------------  -------------  -------------
Supplementary Disclosure of Cash
Flow Information
  Cash paid for:
   Interest                               $       -      $       -      $       -
                                          =============  =============  =============
   Income Taxes                           $       -      $       -      $       1,600
                                          =============  =============  =============
































 The accompanying notes are an integral part of these financial statements
                                     13

                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS

International Telecommunication, Inc., (the "Company") is in the development stage and is in the initial stages of providing high-speed wireless internet access, Voice Over Internet Protocol ("VoIP"), Wireless Fidelity solutions ("WiFi"), and other related electronic telecommunication technologies for commercial and residential use. The Company was organized as a Nevada corporation on April 11, 2000 and currently has its principal offices in Santa Monica, California.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiary after elimination of intercompany accounts and transactions.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summaries below.

CASH AND CASH EQUIVALENTS: The Company considers all liquid assets with a maturity of three months or less from the date of purchases readily convertible into cash to be cash equivalents.

ACQUIRED INTANGIBLES, INCLUDING GOODWILL: Acquired intangibles, which include purchased technology and other intangible assets, are stated at cost less accumulated amortization and are reviewed for impairment whenever events or circumstances indicate that an impairment may exist. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and purchased intangibles with indefinite useful lives are not amortized but are reviewed for impairment at least annually or when events or changes in circumstances indicate that the Company will not be able to recover the asset's carrying amount.

REVENUE RECOGNITION: The Company's revenue recognition policy is in compliance with Staff Accounting Bulletin ("SAB") 101. Revenue will be recognized when services are rendered or products delivered and collection is reasonably assured.

GOING CONCERN: These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $37,002,936 since inception, has a working capital deficiency of $1,052,054 and $625,666 at December 31, 2005 and 2004, respectively, and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.



                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company's current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company has historically satisfied its capital need primarily through shareholder loans and by issuing equity securities.

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

BASIC AND DILUTED NET LOSS PER SHARE: Net loss per share is in accordance with SFAS No. 128, "Earnings per share". Diluted net loss is based upon the weighted average number of common shares outstanding (basic) given the assumption that all dilutive instruments were converted or exercised. The following potential common shares (post split) have been excluded in the computation of diluted net loss per share for the years presented because their effect would have been anti-dilutive: a) 4,000,000 preferred shares converted at the rate of 10 common shares for each preferred share.


                                                    For the Years Ended
                                                        December 31,
                                                    2005           2004
                                               -------------  -------------
     Basic earnings per share
       Income (loss) - numerator               $(33,662,848)  $   (111,135)
     Weighted average number of shares
       outstanding basic - denominator             4,188,221        257,356
                                               -------------  -------------
     Per share amount                          $      (8.04)  $      (0.43)
                                               =============  =============
     Fully diluted earnings per share:
       Income (loss) - numerator               $(33,662,848)  $   (111,135)
     Weighted average number of shares
       outstanding diluted - denominator           4,188,221        257,356
                                               -------------  -------------
     Per share amount                          $      (8.04)  $      (0.43)
                                               =============  =============






                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 2 :   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING STANDARDS: Management does not believe that any recently issued but not yet effective accounting standards if currently adopted could have a material affect on the accompanying financial statements.

NOTE 3: GOODWILL AND ACQUIRED INTANGIBLES

On September 21, 2005, the Company entered into an Agreement and Plan of Reorganization pursuant to which it acquired 27,000,000 par value $.001 common shares of EarthNet Telecom, Inc. ("EarthNet"), in exchange for 14,000,000 par value $.001 common shares, and 4,000,000 Series A Convertible Preferred Shares of the Company. These shares were valued at their current market value on the date of issuance. The acquired shares of Earthnet represent 100% of the outstanding shares. This transaction resulted in $31,677,300 of goodwill which was tested for impairment and ultimately written off.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company conducts an annual impairment analysis of goodwill, which it completed following the EarthNet acquisition in third quarter of 2005. The analysis performed by the Company included reviewing cashflows of EarthNet over the next five years and calculating the net present value of these future cashflows with a discount of 10%. Based on the results of this impairment review, the Company has determined that the total amount of goodwill be impaired.

For the years ended December 31, 2005 and 2004, the Company recognized impairment of goodwill in the amounts of $31,677,300 and $0, respectively.

NOTE 4:   NOTE PAYABLE

On April 11, 2002, the Company borrowed $37,500 at interest of eight percent (8%). The principal is repayable out of ten percent (10%) of proceeds realized by the Company from the exercise of its outstanding warrants. Notwithstanding the foregoing, Company counsel has issued the opinion that under the terms of this note, the Company is not liable for the payment of any additional sums on the obligation and that it is now void. It cannot have any material effect on the Company's financial condition. In addition to the principal, $9,732 of accrued interest associated with the note has been written off. Of the total accrued interest, $4,357 was expensed during 2005 has been reversed and the remaining amount of $5,375 has been included in other income with the principal amount.


       The Company has the following note
       payable obligations:
                                                        December 31,
                                                    2005           2004
                                               -------------  -------------
     Note payable accruing interest at a rate
      of 8% per annum                          $       -      $      37,500
                                               -------------  -------------
       Totals                                  $       -      $      37,500

       Less Current Maturities                         -           (37,500)
                                               -------------  -------------
       Total Long-Term Notes Payable           $       -      $       -
                                               =============  =============



                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 5: SETTLEMENT FEE PAYABLE

A former employee of the Company filed a complaint against the Company alleging breach of written contract, common contracts and fraud in December 2002. The Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid the plaintiff $7,500 upon execution of the agreement and is obligated to pay up to $67,500 proportionate to the first $500,000 of proceeds it realizes from the exercise of its C and D Warrants from the date of the agreement through June 30, 2004. During the year ended December 31, 2004, the warrants expired unexercised. Since, the C and D Warrants expired unexercised, the Company and its legal counsel have determined that there is no further obligation of the Company. During the year ended December 31, 2005, the Company accounted for the entire amount of $67,500 as other income due to the extinguishment of debt. This amount is included as Settlement write off under Other Income and Expenses. For the years ended December 31, 2005 and 2004, the Company reported the total settlement fee payable of $0, and $67,500, respectively.

NOTE 6: INCOME TAXES

No provision was made for Federal income tax. The Company has incurred net operating losses of approximately $37,000,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2018, at which time begins to expire. The deferred tax asset and the valuation account are as follows at December 31, 2005 and 2004:

                                                        December 31,
                                                    2005           2004
                                               -------------  -------------
     Deferred tax asset:
       Deferred non-current tax asset          $  12,580,000  $   1,136,000
       Valuation allowance                      (12,580,000)    (1,136,000)
                                               -------------  -------------
       Totals                                  $       -      $       -
                                               =============  =============

NOTE 7: STOCKHOLDERS' EQUITY

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

On September 26, 2005 the Company entered into an agreement to acquire an 80% equity interest in Rocket Internetworking Incorporated, a Nevada corporation in exchange for 500,000 common shares of the Company. As of the date this report was issued, the Company has not completed this transaction and therefore does not include it in these financial statements.


                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements


NOTE 7: STOCKHOLDERS' EQUITY - CONTINUED

In December 2005, the Company issued 346,000 shares of its common stock for services rendered at $1.76 per share. In addition, the Company issued 250,000 shares of its common stock to two officers for services performed during the 2005 year at $1.76 per share.

NOTE 8: RELATED PARTY TRANSACTIONS

As of December 31, 2005 and 2004, the Principal Shareholders have advanced a total of $405,068 and $74,797, respectively. The terms and conditions are set forth below.


     The Company has the following related
     party note payable obligation:
                                                        December 31,
                                                    2005           2004
                                               -------------  -------------
     Note payable, interest bearing at 4% per
       annum due June 12, 2006                 $     100,000  $       -

     Note payable, non-interest bearing due on
       demand                                        305,068         74,797
                                               -------------  -------------
       Totals                                  $     405,068  $      74,797
       Less Current Maturities                     (405,068)       (74,797)
                                               -------------  -------------
       Total Long-Term Notes Payable           $       -      $       -
                                               =============  =============


Pursuant to an agreement dated September 21, 2005, the Company issued 5,000,000 of its par value $0.001 common shares to Angi Ma, a former director and officer of the Company, in exchange for her interest in Earthnet Telecom, Inc. Under the same agreement, the Company issued 2,000,000 par value $0.001 Series A Preferred shares to Alie Chang, and an additional 2,000,000 Series A Preferred shares to Felizian Paul, both of whom are officers, directors and stockholders of the Company, in exchange for their respective interests in Earthnet Telecom, Inc. Each Series A Preferred Share carries 10 for 1 voting rights against common shares and is convertible, at the option of the holder, into ten shares of the Company's common stock.




                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 9: LEASES

During the year ended 2005, the Company entered into a lease agreement with an unrelated third party for an office in Beijing, People's Republic of China. The lease term is for a period of twelve months commencing March 1, 2005 and terminating on February 28, 2006. The annual rent payable by the Company is $12,000. Within 30 days of the termination date, the Company has the option to renew the lease on for an additional one year basis. The future minimum lease payments are as follows:

                                                December 31,  December 31,
                                       Year         2005          2004
                                   ------------ ------------  ------------
                                       2006     $      3,000  $      -
                                       2007            -             -
                                       2008            -             -
                                       2009            -             -
                                       2010            -             -
                                     Thereafter        -             -
                                   ------------ ------------  ------------
                                          Total $      3,000  $      -
                                   ============ ============  ============


NOTE 10: BUSINESS COMBINATIONS

EarthNet Telecom, Inc.
----------------------

On September 21, 2005, the Company entered into an Agreement and Plan of Reorganization pursuant to which it acquired Twenty-Seven Million (27,000,000) par value $.001 common shares of EarthNet Telecom, Inc. ("EarthNet"), a Nevada corporation, in exchange for Fourteen Million (14,000,000) par value $.001 common shares, and Four Million (4,000,000) Series A Convertible Preferred Shares of the Company. These shares were valued at their current market value on the date of issuance. The acquired shares of Earthnet Telecom, Inc. represent 100% of the outstanding shares.

Because the combination occurred near the quarter ended September 30, 2005, the results of operations included in the income statement are minimal.

Rocket Internetworking, Incorporated
------------------------------------

On September 26, 2005 a definitive Agreement and Plan of Reorganization (the "RII Reorganization Agreement") was entered into by and between International Telecommunications, Inc. and Rocket
Internetworking Incorporated, a Nevada corporation ("RII") pursuant to which the Company has agreed to acquire 8,000 shares constituting Eighty Percent (80%) of the issued and outstanding common shares of RII in exchange for an aggregate of Five Hundred Thousand (500,000) par value $.001 common shares of the Company, and other consideration.




                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 10: BUSINESS COMBINATIONS - CONTINUED

A total of 437,500 shares will be awarded to RII shareholders at the close of the RII Reorganization Agreement. The Agreement also requires the Company to award the two sole shareholders 50,000 shares each year for four years as part of a non-qualified stock plan that will be effective on the close date. In addition, the Agreement calls for the payment of $25,000 in cash consideration to the majority shareholder as soon as the Company's initial funding is received.

The RII Acquisition Agreement also requires the Company to provide the sum of $300,000 to RII to complete its acquisition of MM Internet, Inc., and an additional $240,000 at the rate of $10,000 per month, beginning the first month after the close, to discharge existing obligations to the majority shareholder. RII has agreed to provide office space to the Company and RII will be entitled to appoint one person to the Company's Board of Directors.

Under the RII Reorganization Agreement, the sole officers and shareholders will maintain their positions as officers and directors of RII for a period of five years after the close. The parties have agreed to negotiate and enter into reasonable employment agreements for these two men.

This contract is scheduled to close on or before March 31, 2006 or as soon as the Company has its financing in place. The Company intends to file the financial information required by Item 9.01(a)(1) of Form 8-K as soon as practicable.

NOTE 11: GOING CONCERN

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

NOTE 12: NEW TECHNICAL PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after


                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements


NOTE 11: NEW TECHNICAL PRONOUNCEMENTS - CONTINUED

June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. This applies to any future accounting changes beginning in fiscal 2007.

In November 2005, the FASB issued FASB Staff Positions ("FSP") SFAS 115-1 and SFAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP SFAS 115-1 and SFAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. They also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This adoption of FSP SFAS 115-1 and SFAS 124-1did not have any impact on the Company's financial statements.

NOTE 12: SUBSEQUENT EVENT

On February 14, 2006, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Callaci Consulting Service, Inc. DBA, CCS Technology Group, a privately held California corporation ("CCS"). The Company desires to acquire 80% of the voting common shares of CCS, in an exchange that qualifies under Sections 354 and 368 of the Internal Revenue Code of 1954, as amended.

This Agreement is being entered into for the purpose of implementing the foregoing desire and sets forth the terms and conditions pursuant to which the stockholders are selling 80% of their CCS shares to the Company and the Company is purchasing said shares from the stockholders solely in exchange for the equivalent voting common shares of the Company, 80% of the issued and outstanding shares of CCS. As of the date of this report, the Company had not completed the Agreement.


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

On March 1, 2005, the Company terminated Amisano Hanson, Certified Public Accountants, as its independent auditor.

On March 26, 2005, the Company engaged Chisholm, Bierwolf & Nilson, LLC as its independent auditor.

During the two most recent fiscal years and through February 27, 2006, there have been no disagreements between the Company and Amisano Hanson, Jay J. Shapiro and Chisholm, Bierwolf & Nilson, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of that firm, would have caused it to make reference to the subject matter thereof in its report on the Company's financial statements for any such periods. Also, during the two most recent fiscal years and through January 27, 2006 there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A.  CONTROLS AND PROCEDURES

(A) Evaluation of disclosure controls and procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of December 31, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

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



                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The directors and executive officers of the Company, as well as their ages and positions, are listed below:

OFFICERS

     Name             Age  Position
     Alie Chang       53   President, Chief Executive Officer, Director
     Felizian Paul    58   Chairman of the Board
     Elmer Salcido    XX   Chief Financial Officer

MS. ALIE CHANG co-founded International Telecommunication, Inc. in April 2000 and has served as its President and Chief Executive Officer since its
inception.   In 1995, Ms. Chang co-founded the Company's predecessor,   Pac
Pacific Group International, Inc. ("PPGI"), a U.S. exporter of goods to China, and served as its President and Chief Executive Officer. Ms. Chang is International Telecommunication, Inc.'s on-air host of the Company's major television programming. Ms. Chang has an extensive background in international business. Ms. Chang holds a Master of Arts Degree in Environmental Design from the University of California, Los Angeles.

Prior to founding International Telecommunication, Inc. and PPGI, Ms. Chang was president and Chief Executive Officer of Alie Design Inc. She is internationally acclaimed for her work in interior architectural and environmental design. Her works have been published in dozens of major international architectural books and magazines. Ms. Chang's achievements and biography were featured numerous times on China Central Television, Beijing TV and was broadcasted on other major city and province television stations.

1990 in tribute to Ms. Chang's contribution to social and economic in the state of California, her birthday August 12th was proclaimed by the secretary of the state of California as "Alie Chang Day".

MR. FELIZIAN (PHIL) PAUL co-founded International Telecommunication, Inc. in April 2000 and has served as its Chairman of the Board and Treasurer since its inception. In 1995, Mr. Paul co-founded PPGI with Ms. Chang and served as its Chairman of the Board and Treasurer. Prior to founding International Telecommunication, Inc. and its predecessor company, Mr. Paul was founder and President of Pac Pacific, Inc., a building and real estate development company based in Los Angeles. Mr. Paul's company developed commercial properties, industrial complexes and several million square feet of residential and resort development projects in the Western United States.

Mr. Paul has received Proclamations from the State of California and the City of Los Angeles for his outstanding contribution to the local economy and to the building industry. From 1981 through 1990, Mr. Paul served on the Board of Directors of the Building Industry Association of Los Angeles, the Building Industry Association of the State of California, and recently has been appointed as a member of the Disaster Emergency.

Mr. Paul has established extensive financial and business relationships with the European, Chinese and U.S. business communities.



MR. ELMER SALCIDO holds a Bachelor of Science Degree from the University of California at Long Beach in Business Administration with a major in Accounting and a Minor in Industrial Engineering. His background includes twenty-five years of high-level financial, marketing and Information Technology (IT) management experience. He has held an impressive array of high-ranking position as a Controller, Chief Financial Officer and Director of IT for several public companies such as CCL Industries and CENVEO, Inc.
(NYSE).

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

ITEM 10.  EXECUTIVE COMPENSATION

All work is done on an as needed basis, and the compensation for the executives will be made accordingly. Due to the limited cash resources, the Company has not been unable to compensate officers and directors. The compensation will continue to accrue until the Company has the means pay down the debt.


                                                              Long Term Compensation
                                                            -------------------------
                                                                                  All
Name &                        Annual Compensation      Restricted     Under     Other
Principal                  -------------------------        Stock     Lying    Compen
Position             Year    Salary   Bonus    Other       Awards   Options    sation
-------------------------------------------------------------------------------------

Alie Chang,
 Pres/CEO            2005  $150,000 $     -  $     -      $     -         -   $     -
                     2004  $ 25,000 $     -  $ 2,358      $     -         -   $     -
Felizian Paul,
 Chairman            2005  $150,000 $     -  $     -      $     -         -   $     -
                     2004  $   -    $     -  $     -      $     -         -   $     -
Elmer Salcido,
 CFO                 2005  $      - $     -  $     -      $     -         -   $     -
                     2004  $      - $     -  $     -      $     -         -   $     -


EMPLOYMENT AGREEMENTS

The Company and Ms. Chang were parties to an Employment Agreement dated as of January 1, 2001, pursuant to which Ms. Chang serves as President and Chief Executive Officer of the Company. The Employment Agreement provided for a six (6) year term commencing on January 1, 2001 and expiring on December 31, 2006, unless earlier terminated by the Company or Ms. Chang to the extent permitted by the Employment Agreement. The Employment Agreement also provided that the term thereof will be extended for an additional one year, each year, unless thirty (30) days prior to the end of the then current year (December 31) the Company's Board of Directors notifies Ms. Chang that it does not desire the employment term to extend for an additional one year. The Employment Agreement provided for a base salary of $150,000. The Employment Agreement also provided for various payments to Ms. Chang should the Company terminate Ms. Chang's employment with the Company, other than for Cause (as that term is defined in the Employment Agreement). Effective January 1, 2004, this agreement was renewed at the time of re-organization.



STOCK OPTION PLANS

As of December 31, 2005, the Company does not have any stock option plans in place. However, the Company is in the process of developing incentive plans for employees, officers, consultants and directors. Such plans, when fully developed, will be presented to the Board of Directors and the shareholders of the Company for approval.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of International Telecommunication, Inc.'s common stock (the "Common Stock") as of December 31, 2005. Each person or entity who is known by the Company to beneficially own more than 5% of International Telecommunication, Inc.'s outstanding Common Stock; the CEO, each of the Named Executive Officers and each of the Company's directors; and all executive officers and directors as a group.

Unless otherwise indicated, the address for each of the named individuals is c/o International Telecommunication, Inc., Inc., 222 Amalfi Drive, Santa Monica, California 90402. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.

Applicable percentage ownership in the table is based on 15,119,052 shares of Common Stock outstanding as of December 31, 2005 in which have been adjusted for a one for two hundred reverse stock split in August 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the extent that any shares are issued upon exercise of options, warrants or other rights to acquire International Telecommunication, Inc.'s capital stock that are presently outstanding or granted in the future or reserved for future issuance under International Telecommunication, Inc.'s stock plans, there will be further dilution.


                                              Number of Shares          Percentage of
Name and Address of Beneficial Owner         Beneficially Owed     Shares Outstanding
------------------------------------         -----------------     ------------------
Alie Chang
  222 Amalfi Drive
  Santa Monica, CA 90402                             3,294,001              22%

Felizian Paul
  222 Amalfi Drive
  Santa Monica, CA 90402                             3,292,501              22%

Elmer Salcido
  222 Amalfi Drive
  Santa Monica, CA 90402                                    -                0%

Clearvision, Inc.
  1875 Century Park East, Suite 1000
  10th Floor                                         7,000,000              47%

All current directors and executive
  officers as a group (3 persons)                    3,586,502              24%




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company had been obligated under several unsecured loan agreements to the Principal Stockholders. During 2005 and 2004, amounts were advanced by the Principal Stockholders to the Company on an unsecured basis, in order to help fund the operations of the Company. Such amounts are non interest bearing and are due upon demand.

The Company rents space from the Principal Stockholders in Santa Monica, California, on a month-to-month basis for use as offices and television production facilities. The annual rent payable by the Company is $42,000. The Company believes that these rental terms are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made to this property by the Company during fiscal 2005 or 2004.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) (this filing).

     31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) (this filing).

     32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

     32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

(b) The Company filed the following Form 8-K's during the years ended December 31, 2005 and 2004.

     On December 22, 2005, the Company filed a Form 8-K with respect to Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

     On October 3, 2005, the Company filed a Form 8-K with respect to Entry into a Material Definitive Agreement and Completion of Acquisition or Disposition of Assets.

     On July 26, 2005, the Company filed a Form 8-K with respect to Material Modifications to Rights of Security Holders.

     On April 6, 2005, the Company filed on Form 8-K/A with respect to a Change in Certifying Accountant.

     On March 30, 2005, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.

     On August 19, 2004, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.

     On April 1, 2004, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.


ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $14,865 and $13,427, respectively.

AUDIT-RELATED FEES: There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004.

TAX FEES: There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004.

ALL OTHER FEES: There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004.





                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   International Telecommunication, Inc.
                                   (Formerly EarthNetMedia, Inc.)

                                   Dated:  March 15, 2006

                                   By: /s/ Alie  Chang
                                   --------------------------------------
                                   Alie Chang, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)

                                   By: /s/ Elmer Salcido
                                   --------------------------------------
                                   Elmer Salcido, Chief Financial Officer
                                   (Principal Financial Officer)









