Form 10KSB/A
period 2005-12-31
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2006-05-12
CIK 1137117

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

                       Commission File No. 333-57514
                        ___________________________

    International Telecommunication, Inc. (formerly EarthNetMedia, Inc.)
               (Name of small business issuer in its charter)

          Nevada                                             95-4834274
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


       1140 South Raymond AVenue
         Fullerton, California                                      92831

(Address of principal executive offices)                         (Zip Code)

      Issuer's telephone number, including area code:  (310) 459-1081

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

Item 12.  Certain Relationships and Related Transactions . . . . . . . 27

Item 13.  Exhibits and Reports on 8-K. . . . . . . . . . . . . . . . . 28

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . 28

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 29




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

ORGANIZATION

International Telecommunications, Inc. a Nevada corporation, (the "Company") (formerly "EarthNetMedia, Inc.") was founded to capitalize on the opportunities that exist with Voice over Internet Protocol ("VoIP") and Wireless Fidelity technologies ("WiFi"). These technologies provide new market opportunities in China and internationally that show tremendous growth potential. VoIP uses the public Internet to carry very low cost voice transmissions and WiFi also known as 802.11 wireless networking and provides users high-speed access to the Internet. VoIP converts analog voice to digital data through an IP phone and transmits the data over the public Internet, then converts the digital data back to analog at the receiver end allowing for a transparent voice conversation. From the user perspective calls are made the same way they have always been made over the past century, but at a fraction of the cost. WiFi or 802.11 wireless Ethernet provides high-speed wireless connectivity to the Internet from an Internet access point ("AP"). An AP is also known as a "hotspot". Hotspots are being installed all over the world at residential, business, and public locations.

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

The present executive officers of the Company, Alie Chang and Felizian
(Phil) Paul, who are husband and wife, own approximately 4% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") and 100% of the Series A Preferred Stock as of
February 27, 2006. Accordingly, these individuals (hereinafter sometimes collectively referred to as the "Principal Stockholders" will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

The former company EarthNetMedia Inc. was a U.S.-based multimedia and international marketing company and was founded in April 2000. The Company has been positioning itself to become a global, multimedia television production and distribution company with the express purpose of producing, distributing and broadcasting entertaining, informative and cross-cultural shows.

Alie Chang, CEO of International Telecommunications Inc, has forged strong relationships with Chinese businesses, governmental agencies as well as with the television and media industries. She is a frequent speaker in
International and US conferences and conventions.   Her work has been
published in the US, China and in other international publications.

International Telecommunication, Inc.'s principal executive offices are located at 1140 South Raymond Avenue, Fullerton, CA. 92831 and its telephone number is (310) 459-1081.

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

ITEM 3.   LEGAL PROCEEDINGS

On or about May 14, 2002, Marvin Berger, a former employee of the Company, filed a complaint against the Company in the Superior Court of the State of California for the County of Orange. Mr. Berger alleged claims of breach of written contract, common contracts, fraud and declaratory relief. In December 2002, the Company reached a settlement of this litigation. Pursuant to the terms of this agreement, the Company paid Mr. Berger $7,500 upon execution of the agreement, and was obligated to pay up to $67,500 proportionately out of the first $500,000 of proceeds it realizes from the exercise of its C Warrants and D Warrants from the date of the agreement through June 30, 2004. Since, the C and D Warrants expired unexercised, the Company and its legal counsel have determined that there is no further obligation of the Company. During the year ended December 31, 2005, the Company accounted for the entire amount of $67,500 as other income due to the extinguishment of debt. This amount is included as Settlement write off under Other Income and Expenses.

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

On June 21, 2005, the  Board of Directors  authorized the increase in authorized capital stock of the corporation from One Hundred Million (100,000,000) to be Two Hundred Million (200,000,000) shares. Such shares
shall be divided into two classes,   One Hundred Fifty Million
(150,000,000) common shares having a par value of $0.001; and Fifty Million (50,000,000) Series A Preferred Shares having $0.001 par value. The Board of Directors is authorized to adopt a resolution to provide for the preferences and other incidents of ownership of Series A Preferred Shares.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, cash totaled $47,391 as compared to $259 on December 31, 2004. Cash used in operations was $283,139 during the year ended December 31, 2005 and $25,474 for the same period in 2004. Cash flows used by investing activities were zero for the years ended 2005 and 2004. Cash flows from financing activities increased by $330,271 due to shareholder loans.

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

ITEM 7.   FINANCIAL STATEMENTS



                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                     Consolidated Financial Statements
                             December 31, 2005





/Letterhead/

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          --------------------------------------------------------

The Board of Directors and Shareholders
International Telecommunications, Inc. (formerly EarthNet Media, Inc.)
 Fullerton, California

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
                                          =============  =============  =============
































 The accompanying notes are an integral part of these financial statements
                                     13

                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements

NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS

International Telecommunication, Inc., (the "Company") is in the development stage and is in the initial stages of providing high-speed wireless internet access, Voice Over Internet Protocol ("VoIP"), Wireless Fidelity solutions ("WiFi"), and other related electronic telecommunication technologies for commercial and residential use. The Company was organized as a Nevada corporation on April 11, 2000 and currently has its principal offices in Fullerton, California.

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

Under the RII Reorganization Agreement, the sole officers and shareholders will maintain their positions as officers and directors of RII for a period of five years after the close. The parties have agreed to negotiate and enter into reasonable employment agreements with these two men.

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

In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after


                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (FORMERLY EARTHNETMEDIA, INC.)
                       (A Development Stage Company)
                 Notes to Consolidated Financial Statements


NOTE 12: NEW TECHNICAL PRONOUNCEMENTS - CONTINUED


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


NOTE 13: SUBSEQUENT EVENT


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



                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act


The Directors and Executive Officers of the Company, as well as their ages and positions, are listed below:

OFFICERS

     Name             Age  Position
     Alie Chang       53   President, Chief Executive Officer, Director
  Felizian Paul    58   Secretary, Treasurer, Chief Financial Officer
                           and Chairman of the Board
     Klaus Hilgerds   50   Member of the Board of Directors



Ms. Alie Chang - CEO and President/Board of Directors

Ms. Alie Chang has combined her business acumen, leadership and creative design abilities to position herself as a leading expert on US/international businesses relationships. Ms. Chang has a network of high level business connections in both U.S. and in China. She has gained the trust of many governmental and business sectors. This enables Ms. Chang and her affilites to provide a bridge for Chinese companies into markets in the West and for the US and international companies to obtain licenses, permits and market share in China.

Ms. Chang's keen sensibility in business decisions and her ability to communicate fluently in Mandarin and English have placed her in an important position in many busines transactions between China and the West. Ms. Chang has gained tremendous expertise not only in management, but has also gained great knowledge in international business relations.

In the past decades, Ms. Chang and her company led over seventy major US technology companies to China for Beijing Olympic produrement. These successful events established a stong on-going working relationship between her Company, the US business sectors, the US Department of Commerce, Chinese businesses and governmental agencies in China.

Ms. Chang's own design TV series "The Art of Living" was shown on Times Warner cable TV. The Chinese version of the program was featured on Beijing TV over satellite to nearly 100 million viewers weekly. Ms. Chang was featured numerous times on TV in China. This includes her biography that was showcased on China Central Television.

Ms. Chang's strong relationship with China TV media has enabled her to arrange the broadcast of National Geographic TV programs on China Central Television stations, thus further enhancing her identity in China as well as in the international media arena.

Ms. Chang received her Master of Arts degree in Environmental Design from the University of California, Los Angeles. Her design work has also been continuously featured in numerous major U.S. and international design books, magazines and publications. Examples of her design work are part of the permanent collection in the Slide Library of UCLA Environmental Design Department for teaching material. Ms. Chang is the recipient of Women in Design International's Outstanding Achievement Award in both architecture and interior design. Ms. Chang served two terms as the Co-President of Design International, a non-profit, San Francisco based professional organization.

Because of her contributions to society and her excellence in design Ms. Chang and her husband Mr. Felizian Paul received numerous awards and proclamations. In California, Ms. Chang was honored by the Secretary of the State of California by having her birthday, August 12 in 1990, proclaimed as "Alie Chang Day".

Ms. Chang is sought after as a speaker in international business and trade seminars and conferences. She was a key presenter at teh NAPTE 2006 conference on "Emerging Media Market of China". Currently, she is nominated as one of the "Ten Most Outstanding Women" by China Women's World Organization in Beijing, China.


Mr. Felizian (Phil) Paul - CFO and Chairman/Board of Directors

Mr. Felizian Paul with his wife Alie Chang are the founders of "International Telecommunications, Inc." and its subsidiary
"EarthNet Telecom, Inc." trading on the OTCBB NASDAQ under the symbol: ITLS.

Mr. Paul, with more than 25 years of corporate and enterpreneurial experience, has developed and nutured a wide network of business, professional and interpersonal relationships in Europe, China and the United States.

In recent years, he has endeavored to provide a gateway for international businesses to enter markets in China and to aid in establishing their presence there, as well as to assist companies from China to do businesses internationally.

Mr. Paul's diverse roles in corporate, private and community based sectors provided him skills as an entrepreuer in multi-cultural deals. He was instrumental in creating new opportunities between US, China and Europe.

Through Mr. Paul's leadership, his company brought National Geographic Television programs to China. As a result, today NGTV is a well known brand in China and now has established its own cable channel there. Together with his wife Alie Chang, Mr. Paul produces and distributes lifestyle and home improvement/interior design television programs for China, thus enabling U.S. companies to merchandise consumer products via product placement and also leading TV viewers to their e-commerce site.

For the past decades, Mr. Paul also has served as Chief Executive Officer of Pac Pacific Group Int'l Inc. His entrepreneurial endeavors, business acumen and strong engineering background motivated him to form his own successful real estate development and general construction company. This Company has constructed more than one million square feet of industrial complexes, resort developments, large-scale residential developments and high end custom homes. He has served as consultant to large real estate developments in Europe and has built strong relationships with the European and Asian business communities.

In the 1990's, Mr. Paul served on the Board of Directors of the Building Industry Association of Los Angeles and has served on the Board of BIA, State of California. These organizations are affiliated with the National Association of Home Builders (NAHB), the single largest association in the US.

Mr. Paul's companies have been publicly commended by the State of California as well as Mayor of the City of Los Angeles for their outstanding achievements and contributions to the economy of the City of Los Angeles as well as the State of California.

In 2001, Mr Paul and his company brought more than 70 U.S. companies to participate in Shanghai Expo. In 2003, Mr. Paul also successfully organized over 25 US companies to participate at the "Beijing Procurement Expo for the Olympics". These two events won them high recognition NAHB and the U.S. Department of Commerce.

Among other community and social organizations, Mr. Paul is on the Advisory Board of China Affairs to the Pacific Rim Chamber of Commerce.



After the Katrina disaster, Mr. Paul was recently appointed to be on the Advisory Board of the ECA (Enterprise Communication Association), on Disaster Preparedness.

Mr. Klaus Hilgers - Member of the Board of Directors

Klaus Hilgers is founder & President of Epoch Consultant's Inc. an internationally known consulting company which delivers management consulting, training, seminars and workshops around the world. He has offices in the United States, Russia, Kazakstan and Taiwan.

He is also founder of the company Esto.Ware which specializes in organizational software products and founder and President of the Hollywood Speakers Bureau as well as an Adjunct Professor of the Hubbard College of Administration.

Mr. Hilgers is often called upon to "turn-around" companies that are having trouble expanding. He is also called upon to work with companies that are going public and asked to organize them for more efficient operations. He served as Vice President for Tower Realty, a major real estate corporation in the US.

He developed the KnOwledge Transfer Training System which is being used by Taylor Guitars in San Diego and other companies around the world.

Mr. Hilgers has had many of his books and videos published and his work has been continuously published in many U.S. and international magazines. He was featured in 5 Cable TV shows on various topics of management in the past five years.


Commitees of the Board of Directors

The two members of our board of directors, each of whom are not deemed independent, currently served as the Audit Committee, Compensation Committee and Nominating Committee of the Board.

The Audit Committee reviews internal accounting and financial practices and controls, as well as all services performed by the Company's indepdent auditors, including recommending the selection of the independent auditors.


Changes in Executive Officers

By resolutions dated December 13, 2005, Ms. Angi Ma resigned as Secretary and a Director of the Company. Felizian (Phil) Paul was appointed to replace her as Secretary (and Treasurer) of the Company. On the same day, Felizian (Phil) Paul resigned as Chief Financial Officer; and Elmer
J. Salcido was appointed as the Acting Chief Financial Officer. Mr. Salcido's appointment was further to the earlier announcement that on September
26, 2005 the Company entered into an agreement to acquire 80% of the outstanding equity interests in Rocket Internetworking Incorporated of which Mr. Salcido was a stockholder, and the Company learned that he had significant experience dealing with corporate financial affairs. However, the RII acquisition has not progressed as hoped with the result that Mr. Salcido never became integrally involved in corporate or financial operations. Accordingly, the Company has amended the annual report for the fiscal year ended December 31, 2005 by deleting Mr. Salcido's certification and replacing it with a certification of Mr. Paul, and replacing Mr. Salcido with Mr.
Paul as Chief Financial Officer of the Company.

On December 16, 1005, Mr. Klaus Hilgers was appointed by the existing Board of Directors as a third member of the Board.




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

Klaus Hilgers


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

Unless otherwise indicated, the address for each of the named individuals is c/o International Telecommunication, Inc., 1140 South Raymond Avenue, Fullerton, California 92831. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.


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


                                              Number of Shares          Percentage of
Name and Address of Beneficial Owner         Beneficially Owed     Shares Outstanding
------------------------------------         -----------------     ------------------

Alie Chang
  PO Box 1665                                    2,000,000 (a)              50%
  Santa Monica, CA 90402                           294,001 (b)               2%

Felizian Paul
  PO Box 1665                                    2,000,000 (a)              50%
  Santa Monica, CA 90402                           294,001 (b)               2%

Klaus Hilgers
  PO Box 1665                                         -                      -
  Santa Monica, CA 90402                              -                      -

Chang Family Trust
  PO Box 1665
  Santa Monica, CA. 90402                        3,000,000 (b)              20%


Clearvision, Inc.
  1875 Century Park East, Suite 1000
  10th Floor                                     7,000,000                  47%

All current directors and executive                        (a)             100%
  officers as a group (3 persons)                  586,502 (b)               4%

     (a)  Series A Convertible Preferred Shares
     (b)  Common Shares




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

                                   Dated:  May 11, 2006

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












