Form 10QSB
period 2006-03-31
INTERNATIONAL TELECOMMUNICATION, INC.
filed 2006-06-07
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-QSB
                                 (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                      Commission file number 333-57514
                           ______________________

                   International Telecommunication, Inc.
           (Exact Name of Registrant as Specified in Its Charter)
                           ______________________

     Nevada                                                 95-4834274
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

     1140 South Raymod Avenue, Fullerton, California          92831
     (Address of Principal Executive Offices)               (Zip Code)

                               (310) 459-1081
             Registrant's Telephone Number, including Area Code
                           ______________________

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X    No
        -----     -----

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [__] Accelerated filer [___]
Non-accelerated filer [ X ]
                      -----

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes   X    No
        -----     -----

    On March 31, 2006, 25,425,573 shares of the registrant's common stock, $0.001 par value, were outstanding.


PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   International Telecommunication, Inc.
                       (A Development Stage Company)
                    Condensed Consolidated Balance Sheet
                         March 31, 2006 (Unaudited)

                                   Assets
Current Assets
  Cash                                                        $    12,520
  Inventory                                                       125,650
                                                              ------------
   Total Current Assets                                           138,170

Property & Equipment, net of accumulated depreciation
  of $373,116                                                       3,950

Other Assets
  Deposits                                                          3,000
  Patents                                                         107,900
                                                              ------------
    Total Other Assets                                            110,900
                                                              ------------
    Total Assets                                              $   253,020
                                                              ============

                     Liabilities & Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                    $   300,295
  Accrued compensation payable                                    618,522
  Note payable                                                    491,739
  Due to related parties                                        1,056,705
                                                              ------------
    Total Current Liabilities                                   2,467,261
                                                              ------------

  Preferred Stock, $0.001 par value, 50,000,000 shares
   authorized, 4,000,000 issued and outstanding                     4,000
  Common Stock, $0.001 par value, 150,000,000 shares
   authorized, 25,425,573 shares issued and outstanding            25,426
  Additional paid in capital                                   69,865,475
  Deficit accumulated during the development stage            (72,109,142)
                                                              ------------
    Total Stockholders' Equity                                 (2,214,241)
                                                              ------------
    Total Liabilities & Stockholders' Equity                  $   253,020
                                                              ============




 The accompanying notes are an integral part of these financial statements

                                     2

                   International Telecommunication, Inc.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Operations
             For the three months ended March 31, 2006 and 2005
  and the period April 11, 2000 (Date of Incorporation) to March 31, 2006
                                (Unaudited)

                                                                      April 11, 2000
                                                                         (Date of
                                                                      Incorporation)
                                                   March 31,            to March 31,
                                              2006           2005           2006
                                         -------------  -------------  -------------
Revenue                                   $     2,990    $         -    $    25,340

Cost of Goods Sold                                237              -            237
                                         -------------  -------------  -------------
Gross Profit                                    2,753              -         25,103

Operating Expenses
  Consulting fees                              31,875              -        990,107
  Compensation                                 87,600              -      1,615,111
  General & administrative expenses            56,776             44      1,794,312
  Professional fees                             4,606              -        435,395
                                         -------------  -------------  -------------
Total Operating Expenses                      180,857             44      4,834,925
                                         -------------  -------------  -------------
(Loss) from Operations                       (178,104)           (44)    (4,809,822)

Other Income (Expenses)
  Impairment of goodwill                  (34,988,104)             -    (66,665,404)
  Interest expense                             (7,498)        (2,735)       (94,682)
  Settlement write off                              -              -        110,375
  Production cost write off                         -              -       (629,524)
  Write off investment                              -              -        (15,000)
  Taxes                                             -              -         (5,085)
                                         -------------  -------------  -------------
Total Other Income (Expenses)             (34,995,602)        (2,735)   (67,299,320)
                                         -------------  -------------  -------------
Net Income (Loss)                        $(35,173,706)  $     (2,779)  $(72,109,142)
                                         =============  =============  =============
Basic (Loss) per Share                   $      (1.88)  $      (0.01)
                                         =============  =============
Weighted Average Number of
Shares Outstanding                         18,669,076        272,794
                                         =============  =============




 The accompanying notes are an integral part of these financial statements
                                     3

                   International Telecommunication, Inc.
                       (A Development Stage Company)
    Condensed Consolidated Statements of Stockholders' Equity (Deficit)
               For the Three Months Ended March 31, 2006 and the Period April 11, 2000 (Date of Incorporation) to March 31, 2006
                                (Unaudited)

                                                                         Accumulated
                                                                           Deficit
                 Preferred Stock      Common Stock       Additional         During
               ------------------ ---------------------    Paid In      Development
                Shares     Amount    Shares     Amount      Capital        Stage
               ---------  ------- -----------  --------  ------------  -------------
Issuance of
 shares
 pursuant
 to an asset
 purchase
 agreement
 at $0.16
 per share            -   $    -     157,710   $   158   $    24,843   $          -

Issuance of
 shares for
 services at
 $20.32 per
 share                -        -      19,200        19       389,981              -

Additional
 capital
 contributions        -        -           -         -        98,721              -

Net loss
 for the
 period ended
 December
 31, 2000             -        -           -         -             -       (315,568)
               ---------  ------- -----------  --------  ------------  -------------
Balance,
 December
 31, 2000             -        -     176,910       177       513,545       (315,568)

Issuance of
 shares for
 cash at $35.50
 per share            -        -       3,450         3       122,497              -

Net loss for
 the year ended
 December
 31, 2001             -        -           -         -             -       (753,723)
               ---------  ------- -----------  --------  ------------  -------------
Balance,
 December
 31, 2001             -        -     180,360       180       636,042     (1,069,291)

Issuance of
 shares for
 cash at
 $49.84 per
 share                -        -       5,934         6       295,694              -

Issuance of
 shares for
 debt at
 $20.00 per
 share                -        -      35,000        35       699,965              -

 The accompanying notes are an integral part of these financial statements
                                     4

                   International Telecommunication, Inc.
                       (A Development Stage Company)
    Condensed Consolidated Statements of Stockholders' Equity (Deficit)
               For the Three Months Ended March 31, 2006 and the Period April 11, 2000 (Date of Incorporation) to March 31, 2006
                                (Unaudited)

                                                                         Accumulated
                                                                           Deficit
                 Preferred Stock      Common Stock       Additional         During
               ------------------ ---------------------    Paid In      Development
                Shares     Amount    Shares     Amount      Capital        Stage
               ---------  ------- -----------  --------  ------------  -------------

Net loss
 for the
 year ended
 December
 31, 2002             -        -           -         -             -     (1,545,125)
               ---------  ------- -----------  --------  ------------  -------------
Balance,
 December
 31, 2002             -        -     221,294       221     1,631,701     (2,614,416)

Issuance of
 shares for
 debt at $20.00
 per share            -        -      35,000        35       699,965              -

Contribution
 to capital
 related party
 forgiveness
 of debt              -        -           -         -       300,000              -

Net loss
 for the year
 ended December
 31, 2003             -        -           -         -             -       (614,537)
               ---------  ------- -----------  --------  ------------  -------------
Balance,
 December
 31, 2003             -        -     256,294       256     2,631,665     (3,228,953)

Issuance of
 shares for
 debt at $5.00
 per share            -        -      16,500        17        82,484              -

Net loss
 for the
 year ended
 December
 31, 2004             -        -           -         -             -       (111,135)
               ---------  ------- -----------  --------  ------------  -------------
Balance,
 December
 31, 2004             -        -     272,794       273     2,714,149     (3,340,088)

Shares issued
 due to
 rounding of
 reverse stock
 split                -        -         258         -             -              -

Shares issued
 for
 acquisition
 at $1.76 per
 share        4,000,000    4,000           -         -             -              -

 The accompanying notes are an integral part of these financial statements
                                     5


                   International Telecommunication, Inc.
                       (A Development Stage Company)
    Condensed Consolidated Statements of Stockholders' Equity (Deficit)
               For the Three Months Ended March 31, 2006 and the Period April 11, 2000 (Date of Incorporation) to March 31, 2006
                                (Unaudited)

                                                                         Accumulated
                                                                           Deficit
                 Preferred Stock      Common Stock       Additional         During
               ------------------ ---------------------    Paid In      Development
                Shares     Amount    Shares     Amount      Capital        Stage
               ---------  ------- -----------  --------  ------------  -------------

Shares issued
 for
 acquisition
 at $1.76 per
 share                -        -  14,000,000    14,000    31,662,000              -

Shares issued
 for services
 at $1.76
 per share            -        -     846,000       846     1,488,114              -

Net loss
 for the
 year ended
 December
 31, 2005             -        -           -         -             -    (33,595,348)
              ----------  -------  ----------  --------  ------------  -------------
Balance,
 December
 31, 2005     4,000,000    4,000  15,119,052    15,119    35,864,263    (36,935,436)

Shares issued
 for
 acquisition
 of CCS at
 $3.30 per
 share                -        -  10,306,521    10,307    34,001,212              -

Net loss
 for the
 three months
 ended March
 31, 2006             -        -           -          -            -    (35,173,706)
              ----------  ------- -----------  --------  ------------  -------------
Balance,
 March
 31, 2006     4,000,000   $4,000  25,425,573   $25,426   $69,865,475   $(72,109,142)
              ==========  ======= ===========  ========  ============  =============


The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split effective August 1, 2005 on a one for 200 basis.
The par value and additional paid in capital were adjusted during the year ended
December 31, 2005 to adjust the par value amount in conformity with the number of shares then issued.









 The accompanying notes are an integral part of these financial statements
                                     6

                   International Telecommunication, Inc.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Cash Flows
           For the three months ended March 31, 2006 and 2005 and
    the period April 11, 2000 (date of incorporation) to March 31, 2006
                                (Unaudited)

                                                                      April 11, 2000
                                                                         (Date of
                                                                      Incorporation)
                                                   March 31,            to March 31,
                                              2006           2005           2006
                                         -------------  -------------  -------------
Cash flows (used) in
operating activities:
  Net loss for the year                  $(35,173,706)  $     (2,779)  $(72,109,142)
  Non-Cash Items:
   Impairment of goodwill                  34,988,104              -     66,668,104
   Shares issued for services                       -              -      1,488,960
   Depreciation                                     -              -         86,355
   Gain on sale of assets                           -              -         (4,000)
   Production of cost write-offs                    -              -        824,848
   Write off of investments                         -              -         15,000
Changes in operating assets and
liabilities, net of effect of
acquired business:
  (Increase) Decrease in
   accounts receivable                          2,990              -          2,990
  (Increase) Decrease in deposits                   -              -         (3,000)
   Increase in accounts payable and
    accrued liabilities                         5,524          2,735        155,382
   Increase in accrued compensation
    payable                                         -              -      1,622,009
                                         -------------  -------------  -------------
Net cash used in operating activities        (177,088)           (44)    (1,252,494)
                                         -------------  -------------  -------------
Cash flows (used) in investing activities:
  Production costs                                  -              -       (301,571)
  Purchase of property & equipment             (1,230)             -        (54,892)
  Organization costs                                -              -        (25,000)
  Investment                                        -              -        (15,000)
  Asset acquisitions, net of cash acquired    159,885              -        159,885
                                         -------------  -------------  -------------
Net cash provided (used)
in investing activities                       158,655              -       (236,578)
                                         -------------  -------------  -------------
Cash flows provided in
financing activities:
  Payment toward notes payable                (36,938)             -        (36,938)
  Proceeds from related party                  20,500              -        919,868
  Issuance of common stock                          -              -        613,960
                                         -------------  -------------  -------------
Net cash (used) provided
in financing activities                       (16,438)             -      1,496,890
                                         -------------  -------------  -------------
Net (decrease) in cash during the period      (34,871)           (44)         7,818

Cash, beginning of period                      47,391            259          4,702
                                         -------------  -------------  -------------
Cash, end of period                      $     12,520   $        215   $     12,520
                                         =============  =============  =============


 The accompanying notes are an integral part of these financial statements
                                     7

                   International Telecommunication, Inc.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         March 31, 2006 (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, or this Quarterly Report, have been prepared by International Telecommunication, Inc. or ("ITLS" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, ITLS believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-QSB and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in ITLS's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

Preparation of the Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INVENTORIES: Inventories are stated at lower of cost or market value using the first-in, first-out method. The Company's inventories include high technology parts and components. These parts and components may be specialized in nature or subject to rapid technological obsolescence. The Company tries to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values.




                   INTERNATIONAL TELECOMMUNICATION, INC.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         March 31, 2006 (Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACQUIRED INTANGIBLES, INCLUDING GOODWILL: Acquired intangibles, which include purchased technology, costs associated with patent registration and other intangible assets, are stated at cost less accumulated amortization and are reviewed for impairment whenever events or circumstances indicate that an impairment may exist. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and purchased intangibles with indefinite useful lives are not amortized but are reviewed for impairment at least annually or when events or changes in circumstances indicate that the Company will not be able to recover the asset's carrying amount.

REVENUE RECOGNITION: The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

BASIC AND DILUTED NET LOSS PER SHARE: Net loss per share is in accordance with SFAS No. 128, "Earnings per share". Diluted net loss is based upon the weighted average number of common shares outstanding (basic) given the assumption that all dilutive instruments were converted or exercised. The following potential common shares (post split) have been excluded in the computation of diluted net loss per share for the three months presented because their effect would have been anti-dilutive: a) 4,000,000 preferred shares converted at the rate of 10 common shares for each preferred share.

                                                For the Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                    2006           2005
                                               -------------  -------------
  Basic earnings per share:
   Income (loss) - numerator                   $(35,173,706)  $     (2,779)
  Weighted average number of shares
   outstanding basic - denominator               18,669,076        272,794
                                               -------------  -------------
  Per Share Amount                             $      (1.88)  $      (0.01)
                                               =============  =============
  Fully diluted earning per share:
   Income (loss) - numerator                   $(35,173,706)  $     (2,779)
  Weighted average number of shares
   outstanding basic - denominator               18,669,076        272,794
                                               -------------  -------------
  Per Share Amount                             $      (1.88)  $      (0.01)
                                               =============  =============

DEVELOPMENT STAGE COMPANY: The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.


                   International Telecommunication, Inc.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         March 31, 2006 (Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FINANCIAL INSTRUMENTS: The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. The carrying value of accrued compensation payable, due to related parties, and note payable also approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

GOING CONCERN: These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $72,109,142 since inception, has a working capital deficiency of $2,329,091 at March 31, 2006, and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's current working capital is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The Company has historically satisfied its capital need primarily through shareholder loans and by issuing equity securities.

NOTE 3: GOODWILL AND ACQUIRED INTANGIBLES

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company conducted an impairment analysis of goodwill immediately following the acquisition of Callaci Consulting Services, Inc. (hereafter "CCS"). The analysis performed by the Company included reviewing cashflows of CCS over the next five years and calculating the net present value of these future cashflows with a discount rate of 10%. Based on the results of this impairment review, the Company has determined that the total amount of goodwill be impaired. For the three months ended March 31, 2006 and 2005, the Company recognized impairment of goodwill in the amounts of $34,988,104 and $0, respectively.

Through the acquisition discussed in Note 4 with Callci Consulting Services, Inc., the Company acquired $107,900 of capitalized legal costs associated with obtaining patents. These statutory-based intangibles have not have not been amortized due to the lack of operational status. When the operational status commences, these assets will be amortized straight-line over 17 years. The patents comprise the methods and the apparatus necessary for reducing bandwidth requirements for quality video transmission, producing bi-directional video transmission, across even a standard (POTS) phone line or a bandwidth limited communication link.

                   International Telecommunication, Inc.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         March 31, 2006 (Unaudited)

NOTE 4: BUSINESS COMBINATIONS

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

This contract is scheduled to close on or before June 30, 2006 or as soon as the Company has its financing in place. The Company intends to file the financial information required by Item 9.01(a)(1) of Form 8-K as soon as practicable.

Callaci Consulting Services, Inc.
---------------------------------

On February 28, 2006, the Company entered into an Agreement and Plan of Reorganization by which it has agreed to acquire eighty percent (80%) of the issued and outstanding common shares of Callaci Consulting Services, Inc., DBA CCS Technology Group, a privately held California corporation. As consideration for the acquisition of these CCS shares, the Company is issuing and delivering to the selling stockholders of CCS a total of 10,306,521 par value $.001 common shares of International Telecommunication, Inc. to be divided pro rata amongst the selling stockholders in accordance with the number of CCS shares they are selling.

                   International Telecommunication, Inc.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         March 31, 2006 (Unaudited)

NOTE 4: BUSINESS COMBINATIONS - CONTINUED

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is based upon management's best estimate of the relative fair value of the identifiable assets acquired and liabilities assumed.


  Asset Consideration:
   10,306,521 common shares at $3.30                          $34,011,519

  Net assets acquired:
   Current assets                              $   138,170
   Property & equipment                              3,950
   Intangible assets                               107,900
                                               ------------
                                                                 (250,020)

  Current liabilities assumed                                   1,300,773
                                                              ------------
   Goodwill                                                    35,062,272
   Loss of CCS                                                    (74,168)
   Impairment of goodwill                                     (34,988,104)
                                                              ------------
     Balance, goowill                                         $         -
                                                              ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

International Telecommunications, Inc., its subsidiary EarthNet Telecom, Inc. (and upon completion of the acquisition of) Rocket Internetworking, Inc. ("RII") and its subsidiary Millennium Media Internet, believe they will be in a position to create a worldwide telecommunication and media conglomerate. The Company seeks to acquire other companies identified to enhance the Company's ability to serve worldwide niche markets. These niche markets are mainly composed of network internet users with between ten and one-hundred workstations. The Company would provide high-speed wireless internet access, Voice Over Internet Protocol ("VoIP"), Wireless Fidelity solutions ("WiFi") and other related electronic telecommunication technologies to the consumers without the delays and expense to which these users have become accustomed in an attempt to utilize DSL internet services provided by telephone companies.

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

RESULTS OF OPERATIONS

The Company has been a development stage company since its inception in April 2000, and has not generated any substantial operating revenues. During the quarters ended March 31, 2006 and 2005, the Company incurred operating expenses of $180,857 and $44, respectively. The primary operating expenses for the quarter ended March 31, 2006, were compensation expense of $87,600, general and administrative expenses of $56,776 and consulting fees of $31,875. Compared to 2005, the overall operating expenses increased dramatically due to Management's increased involvement and expenses related to the acquisitions of Eartnet Telecom, Inc. and Callaci Consulting Services, Inc. Management has not yet determined the amount of revenues and expenses estimated for 2006, but anticipates that they will increase based upon the planned acquisitions and the commencement of operations during 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, cash totaled $12,520. Cash used in operations was $177,088 and $44 for the three months ended March 31, 2006 and 2005, respectively. Cash flows provided investing activities were $158,655 and zero for the three months ended March 31, 2006 and 2005, respectively. Cash flows used from financing activities were $16,438 and zero for the three months ended March 31, 2006 and 2005, respectively.

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

RISK FACTORS

The Company is highly dependent in many parts of its business plan upon the services of its current and future subsidiaries Earthnet Telecom, Callaci Consulting Service, Inc. and Rocket Internetworking (pending acquisition), and its subsidiary Millennium Media Internet.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A) Evaluation of disclosure controls and procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of March 31, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(B) Changes in internal controls

During the quarterly period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

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

(b) Current Report on Form 8-K filed March 10, 2006 is incorporated herein by reference.



                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           International Telecommunications, Inc.
                           (Formerly EarthNetMedia, Inc.)

Dated: June 6, 2006

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






