Form 10KSB/A
period 2005-12-31
INTERNATIONAL TELECOMMUNICATIONS, INC.
filed 2006-08-18
CIK 1137117

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

The present executive officers of the Company, Alie Chang and Felizian
 Paul, who are husband and wife, own approximately 4% of the outstanding shares of the Company's $.001 par value common stock (the "Common Stock") and 100% of the Series A Preferred Stock as of February 27, 2006. Accordingly, these individuals (hereinafter sometimes collectively referred to as the "Principal Stockholders" will continue to control the outcome of all matters requiring stockholder approval, including the election and removal of the Board of Directors; any merger, consolidation or sale of all or substantially all of the Company's assets; and the ability to control the Company's management and affairs.

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


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's $.001 par value Common Stock is quoted on the Over The Counter Bulletin Board, which is administered by the National Association of Securities Dealers' Automated Quotation ("NASDAQ") under the symbol "ITLS.OB." Trading in the Company's Common Stock did not commence until January 2001.

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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company conducts an annual impairment analysis of goodwill, which it completed following the EarthNet acquisition in third quarter of 2005. The analysis performed by the Company included reviewing cash flows of EarthNet over the next five years and calculating the net present value of these future cash flows with a discount of 10%. Based on the results of this impairment review, the Company has determined that the total amount of goodwill be impaired.

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



                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The Directors and Executive Officers of the Company, as well as their ages and positions, are listed below:

OFFICERS

     Name             Age  Position
     Alie Chang       53   President, Chief Executive Officer, Director
     Felizian Paul    58   Secretary, Treasurer, Chief Financial Officer
                           and Chairman of the Board
  Klaus Hilgers    50   Member of the Board of Directors



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


Mr. Felizian Paul - CFO and Chairman/Board of Directors

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

Mr. Klaus Hilgers - Member of the Board of Directors

Klaus Hilgers is founder & President of Epoch Consultant's Inc. an internationally known consulting company which delivers management consulting, training, seminars and workshops around the world. He has offices in the United States, Russia, Kazakhstan and Taiwan.

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

Changes in Executive Officers

By resolutions dated December 13, 2005, Ms. Angi Ma resigned as Secretary
and a Director of the Company.   Felizian Paul  was appointed to
replace her as Secretary (and Treasurer) of the Company.  On the same day,  Felizian Paul  resigned as Chief Financial Officer; and Elmer
J. Salcido was appointed as the Acting Chief Financial Officer. Mr. Salcido's appointment was further to the earlier announcement that on September
26, 2005 the Company entered into an agreement to acquire 80% of the outstanding equity interests in Rocket Internetworking Incorporated of which Mr. Salcido was a stockholder, and the Company learned that he had significant experience dealing with corporate financial affairs. However, the RII acquisition has not progressed as hoped with the result that Mr. Salcido never became integrally involved in corporate or financial operations and Felizian Paul continued to perform the actual funtions of Chief
Financial Officer. As a result of these facts, the Board of Directors adopted a resolution on March 15, 2006 discharging Elmer Salcido and formally re-appointing Felizian Paul as Chief Financial Officer in his stead. All signatures of Elmer J. Salcido on our Form 10-KSB Annual Report for the
fiscal year ended December 31, 2005 were included in error.   Accordingly,
the Company has amended this annual report for the fiscal year ended December 31, 2005 by subsituting the signature of Felizian Paul for the signature of Elmer Salcido as a signing officer hereon, and by deleting Mr. Salcido's certification under 13a - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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
Position             Year    Salary   Bonus    Other       Awards   Options    sation
-------------------------------------------------------------------------------------

Alie Chang,
 Pres/CEO            2005  $150,000 $     -  $     -      $     -         -   $     -
                     2004  $ 25,000 $     -  $ 2,358      $     -         -   $     -
Felizian Paul,
 Chairman            2005  $150,000 $     -  $     -      $     -         -   $     -
                     2004  $   -    $     -  $     -      $     -         -   $     -

Klaus Hilgers        2005  $   -    $     -  $     -      $     -         -   $     -


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


                                              Number of Shares          Percentage of
Name and Address of Beneficial Owner         Beneficially Owed     Shares Outstanding
------------------------------------         -----------------     ------------------

Alie Chang
  PO Box 1665                                    2,000,000 (a)              50%
  Santa Monica, CA 90402                           294,001 (b)               2%

Felizian Paul
  PO Box 1665                                    2,000,000 (a)              50%
  Santa Monica, CA 90402                           294,001 (b)               2%

Klaus Hilgers
  PO Box 1665                                         -                      -
  Santa Monica, CA 90402                              -                      -

Chang Family Trust
  PO Box 1665
  Santa Monica, CA. 90402                        3,000,000 (b)              20%

Clearvision, Inc.
  1875 Century Park East, Suite 1000
  10th Floor                                     7,000,000                  47%

All current directors and executive              4,000,000 (a)             100%
  officers as a group (3 persons)                  586,502 (b)               4%

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

                                   Dated:  August 18, 2006

                                   By: /s/ Alie  Chang
                                   --------------------------------------
                                   Alie Chang, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


                                   By: /s/ Felizian Paul
                                   --------------------------------------
                                   Felizian Paul
                                   Chairman of the Board of Directors and
                                   Chief Financial Officer
                                   (Principal Financial Officer)






