Form 10QSB
period 2006-06-30
INTERNATIONAL TELECOMMUNICATIONS, INC.
filed 2006-08-18
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-QSB
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                      Commission file number 333-57514
                           ______________________

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
           (Exact Name of Registrant as Specified in Its Charter)
                           ______________________

     Nevada                                                 95-4834274
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


1140 South Raymond Avenue, Fullerton, California                    92831
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

Large accelerated filer [__]  Accelerated filer [___]
Non-accelerated filer [ X ]
                       ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes    X     No
                                                  -----      -----

     On June 30, 2006, 30,372,893 shares of the registrant's common stock, $0.001 par value, were outstanding.


PART 1   FINANCIAL INFORMATION
Item 1.  Financial Statements

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
                    Condensed Consolidated Balance Sheet
                               June 30, 2006
                                (Unaudited)

                                   ASSETS

Current Assets
 Cash                                                          $    14,644
 Inventory                                                         128,450
                                                               ------------
   Total Current Assets                                            143,094

Property & Equipment, net of accumulated depreciation
 of $467,053                                                         3,292

Other Assets
 Deposits                                                            3,000
 Patents                                                           116,568
                                                               ------------
   Total Other Assets                                              119,568
                                                               ------------
   Total Assets                                                $   265,954
                                                               ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued liabilities                      $   289,831
 Accrued compensation payable                                      693,522
 Note payable                                                      494,739
 Due to related parties                                            823,864
                                                               ------------
   Total Current Liabilities                                     2,301,956
                                                               ------------

 Preferred Stock, $0.001 par value, 50,000,000 shares
  authorized, 4,000,000 issued and outstanding                       4,000
 Common Stock, $0.001 par value, 150,000,000 shares
  authorized, 26,117,573 shares issued and outstanding              26,118
 Additional paid in capital                                     74,326,783
 Deficit accumulated during the development stage              (76,392,903)
                                                               ------------
   Total Stockholders' Equity                                   (2,036,002)
                                                               ------------
   Total Liabilities & Stockholders' Equity                    $   265,954
                                                               ============



 The accompanying notes are an integral part of these financial statements
                                     2

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Operations
         For the Three and Six Months Ended June 30, 2006 and 2005
   and the Period April 11, 2000 (Date of Incorporation) to June 30, 2006
                                (Unaudited)

                                                                       April 11, 2000
                                                                           (Date of
                         For the Three                 For the Six        Incorpor-
                         Months Ended                 Months Ended         ation )to
                            June 30,                    June 30,            June 30,
                       2006         2005          2006          2005          2006
                  ------------ ------------  ------------  ------------  ------------
Revenue           $         -  $         -   $     4,390   $         -    $   26,740

Cost of
Goods Sold                  -            -             -             -             -
                  ------------ ------------  ------------  ------------  ------------

Gross Profit                -            -         4,390             -        26,740

Operating Expenses
 Consulting fees      638,526            -     1,094,135             -     2,052,367
 Compensation          87,000            -     3,918,000             -     5,445,511
 General &
  administrative
  expenses             50,478        2,215        25,411         2,259     1,762,147
 Professional
  fees                 22,154            -        26,760             -       457,549
                  ------------ ------------  ------------  ------------  ------------
Total Operating
Expenses              798,158        2,215     5,064,306         2,259     9,717,574
                  ------------ ------------  ------------  ------------  ------------
(Loss) from
Operations           (798,158)      (2,215)   (5,059,916)       (2,259)   (9,690,834)
                  ------------ ------------  ------------  ------------  ------------
Other Income
(Expenses)
 Impairment of
  goodwill                  -            -   (35,094,934)            -   (66,772,234)
 Recapture of
  goodwill            708,518            -       708,518             -       708,518
 Interest expense      (4,401)      (1,622)      (11,135)       (1,622)      (98,319)
 Settlement write
  off                       -            -             -             -       110,375
 Production cost
  write off                 -            -             -             -      (629,524)
 Write off
  investment                -            -             -             -       (15,000)
 Taxes                      -            -             -             -        (5,885)
                  ------------ ------------  ------------  ------------  ------------
Total Other
Income (Expenses)     704,117       (1,622)  (34,397,551)       (1,622)  (66,702,069)
                  ------------ ------------  ------------  ------------  ------------

Net Income (Loss) $   (94,041) $    (3,837) $(39,457,467)  $    (3,881) $(76,392,903)
                  ============ ============  ============  ============  ============
Basic (Loss)
per Share         $     (0.00) $     (0.01)  $     (1.74)  $     (0.01)
                  ============ ============  ============  ============
Weighted Average
Number of Shares
Outstanding        26,563,551      273,794    22,690,586       273,794
                  ============ ============  ============  ============


 The accompanying notes are an integral part of these financial statements
                                     3

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
    Condensed Consolidated Statements of Stockholders' Equity (Deficit) For the Period April 11, 2000 (Date of Incorporation) to June 30, 2006
                                (Unaudited)

                                                                          Accumulated
                                                                            Deficit
                                                             Additional      During
                       Preferred Stock       Common Stock      Paid In    Development
                        Shares  Amount      Shares  Amount     Capital      Stage
                     --------- -------  ---------- -------  ----------- -------------
Issuance of shares
pursuant to an asset
purchase agreement
at $0.16 per share           - $     -     157,710 $   158      $24,843  $          -

Issuance of shares
for services at
$20.32 per share             -       -      19,200      19      389,981             -

Additional capital
contributions                -       -           -       -       98,721             -

Net loss for the
period ended
December 31, 2000            -       -           -       -            -     (315,568)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2000            -       -     176,910     177      513,545     (315,568)

Issuance of shares
for cash at $35.50
per share                    -       -       3,450       3      122,497             -

Net loss for the
year ended
December 31, 2001            -       -           -       -            -     (753,723)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2001            -       -     180,360     180      636,042   (1,069,291)

Issuance of shares
for cash at $49.84
per share                    -       -       5,934       6      295,694             -

Issuance of shares
for debt at $20.00
per share                    -       -      35,000      35      699,965             -

Net loss for the
year ended
December 31, 2002            -       -           -       -            -   (1,545,125)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2002            -       -     221,294     221    1,631,701   (2,614,416)

Issuance of shares
for debt at $20.00
per share                    -       -      35,000      35      699,965             -

Contribution to
capital   related
party forgiveness
of debt                      -       -           -       -      300,000             -

Net loss for the
year ended
December 31, 2003            -       -           -       -            -     (614,537)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2003            -       -     256,294     256    2,631,665   (3,228,953)

 The accompanying notes are an integral part of these financial statements
                                     4

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
    Condensed Consolidated Statements of Stockholders' Equity (Deficit) For the Period April 11, 2000 (Date of Incorporation) to June 30, 2006
                                (Unaudited)

                                                                          Accumulated
                                                                            Deficit
                                                             Additional      During
                       Preferred Stock       Common Stock      Paid In    Development
                        Shares  Amount      Shares  Amount     Capital      Stage
                     --------- -------  ---------- -------  ----------- -------------
Issuance of shares
for debt at $5.00
per share                    -  $    -      16,500 $    17  $    82,484 $          -

Net loss for the
year ended
December 31, 2004            -       -           -       -            -     (111,135)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2004            -       -     272,794     273    2,714,149   (3,340,088)

Shares issued due
to rounding of
reverse stock split          -       -         258       -            -             -

Shares issued for
acquisition at
$1.76 per share      4,000,000   4,000           -       -            -             -

Shares issued for
acquisition at
$1.76 per share              -       -  14,000,000  14,000   31,662,000             -

Shares issued for
services at $1.76
per share                    -       -     846,000     846    1,488,114             -

Net loss for the
year ended
December 31, 2005            -       -           -       -            -  (33,595,348)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2005    4,000,000   4,000  15,119,052  15,119   35,864,263  (36,935,436)

Shares issued for
acquisition of CCS
at $3.30 per share           -       -  10,306,521  10,307   34,001,212             -

Shares issued for
services at $7.50
per share                    -       -     552,000     552    4,139,448             -

Shares issued for
Services at $5.55
per share                    -       -      40,000      40      221,960             -

Shares issued in
satisfaction of debt
at $1.00 per share           -       -     100,000     100       99,900             -

Net loss for the
six months ended
June 30, 2006                -       -           -       -            -  (39,457,467)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
June 30, 2006        4,000,000  $4,000  26,117,573 $26,118  $74,326,783 $(76,392,903)
                     ========= =======  ========== =======  =========== =============

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

The accompanying notes are an integral part of these financial statements
                                     5

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2006 and 2005
   and the Period April 11, 2000 (Date of Incorporation) to June 30, 2006
                                (Unaudited)

                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                                                     June 30,                 to
                                          ----------------------------     June 30,
                                               2006           2005           2006
                                          -------------  -------------  -------------
Cash flows (used) in operating activities:
 Net loss for the year                    $(39,457,467)       $(3,881)  $(76,392,903)
 Non-Cash Items:
  Impairment of goodwill                    35,094,934              -     66,774,934
  Shares issued for services                 4,462,000              -      5,950,960
  Depreciation                                     658              -         87,013
  Gain on sale of assets                             -              -         (4,000)
  Production of cost write-offs                      -              -        824,848
  Write off of investments                           -              -         15,000
Changes in operating assets and
liabilities, net of effect of acquired
business:
 (Increase) Decrease in accounts
  receivable                                     2,990              -          2,990
 (Increase) Decrease in inventories             (2,800)             -         (2,800)
 (Increase) Decrease in deposits                     -              -         (3,000)
 Increase (Decrease) in accounts
  payable and accrued liabilities             (236,773)         3,622        (86,916)
 Increase (Decrease) in accrued
  compensation payable                          75,000              -      1,697,010
                                          -------------  -------------  -------------
Net cash used in operating activities          (61,458)          (259)    (1,136,864)
                                          -------------  -------------  -------------
Cash flows (used) in investing activities:
 Payments made toward patents                   (8,668)             -         (8,668)
 Production costs                                    -              -       (301,571)
 Purchase of property & equipment               (1,230)             -        (54,892)
 Organization costs                                  -              -        (25,000)
 Investment                                          -              -        (15,000)
                                          -------------  -------------  -------------
Net cash provided (used) in
investing activities                            (9,898)             -       (405,131)
                                          -------------  -------------  -------------
Cash flows provided in
financing activities:
 Payment toward notes payable                  (36,938)             -        (36,938)
 Proceeds from related party                    75,547              -        944,768
 Issuance of common stock                            -              -        644,107
                                          -------------  -------------  -------------
Net cash (used) provided in
financing activities                            38,609              -      1,551,937
                                          -------------  -------------  -------------
Net (decrease) in cash during the period       (32,747)          (259)         9,942

Cash, beginning of period                       47,391            259          4,702
                                          -------------  -------------  -------------
Cash, end of period                       $     14,644   $          -   $     14,644
                                          =============  =============  =============

 The accompanying notes are an integral part of these financial statements
                                     6

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         June 30, 2006 (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, or this Quarterly Report, have been prepared by International Telecommunications, Inc. or ("ITLS" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, ITLS believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-QSB and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in ITLS's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

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

                                                 For the Six Months Ended
                                                          June 30,
                                               ----------------------------
                                                    2006           2005
                                               -------------  -------------
 Basic earnings per share:
  Income (loss) - numerator                    $(39,457,467)  $     (3,881)
 Weighted average number of shares outstanding
  basic - denominator                            22,690,586        273,794
                                               -------------  -------------
 Per share amount                              $      (1.74)  $      (0.01)
                                               =============  =============
 Fully diluted earnings per share:
  Income (loss) - numerator                    $(39,457,467)  $     (3,881)
 Weighted average number of shares outstanding
  diluted - denominator                          22,690,586        273,794
                                               -------------  -------------
 Per share amount                              $      (1.74)  $      (0.01)
                                               =============  =============

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         June 30, 2006 (Unaudited)

NOTE 3: GOODWILL AND ACQUIRED INTANGIBLES

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company conducted an impairment analysis of goodwill immediately following the acquisition of Callaci Consulting Services, Inc. (hereafter "CCS"). The analysis performed by the Company included reviewing cashflows of CCS over the next five years and calculating the net present value of these future cashflows with a discount rate of 10%. Based on the results of this impairment review, the Company has determined that the total amount of goodwill be impaired. For the six months ended June 30, 2006 and 2005, the Company recognized impairment of goodwill in the amounts of $35,094,934 and $0, respectively.

Through the acquisition discussed in Note 4 with Callaci Consulting Services, Inc., the Company acquired $107,900 of capitalized legal costs associated with obtaining patents. During the three months ended June 30, 2006, $8,668 of legal costs have been capitalized. These statutory-based intangibles have not have not been amortized due to the lack of operational status. When the operational status commences, these assets will be amortized straight-line over 17 years. The patents comprise the methods and the apparatus necessary for reducing bandwidth requirements for quality video transmission, producing bi-directional video transmission, across even a standard (POTS) phone line or a bandwidth limited communication link.

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

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                         June 30, 2006 (Unaudited)

NOTE 4: BUSINESS COMBINATIONS - CONTINUED

On June 30, 2006 the board of directors initiated the rescission of the RII Reorganization Agreement based on the inability of the Company to meet the financial terms of the agreement and on failures of RII to meet its obligations thereunder.

Callaci Consulting Services, Inc.
---------------------------------

On February 28, 2006, the Company entered into an Agreement and Plan of Reorganization by which it has agreed to acquire eighty percent (80%) of the issued and outstanding common shares of Callaci Consulting Services, Inc., DBA CCS Technology Group, a privately held California corporation. As consideration for the acquisition of these CCS shares, the Company is issuing and delivering to the selling stockholders of CCS a total of 10,306,521 par value $.001 common shares of International Telecommunications, Inc. to be divided pro rata amongst the selling stockholders in accordance with the number of CCS shares they are selling.























ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITLS CORPORATE OVERVIEW:

ABOUT ITLS

International Telecommunications, Inc. ("ITLS" or "The Company") is a Nevada holding corporation, which was incorporated as EarthNetMedia, Inc. on April 11, 2000. On March 2, 2005, ITLS acquired the wholly owned subsidiary EarthNet Telecom, Inc. to develop our VoIP (Voice over Internet Protocol) product market. On March 7, 2006, ITLS acquired an 80% stake in Callaci Consulting Service, Inc. DBA: CCS Technology Group (registered trademark), a 17-year-old communication technology solutions firm that holds multiple proprietary video/data technologies and products, headquartered in Fullerton California. ITLS is currently in the process of attempting to acquire Business Gateway AG, a German company specializing in data communication and dissimilar system integration.

ITLS's intent is to implement the "Triple Play" Voice, Video and Data. Our Triple Play offers the opportunity to cement customer relations and open new revenue streams for our subsidiaries and clients. Providers from the telephone, data and video worlds can provide the viable, integrated, cost effective and user-friendly solution to their subscribers.

ITLS's intent is to obtain revenues through marketing and facilitating product and service sales through its subsidiaries

ITLS ACQUIRED 100% OF EARTHNET TELECOM, INC.

International Telecommunications, Inc. formed EarthNet Telecom, Inc. pursuant to a Memorandum of Understanding between ITI and Beijing Guoxin Shiwei Communication Technology Co., Ltd., a commercial subsidiary of the Ministry of Information Industry, People's Republic of China ("GXSW"), dated July 29, 2005, into which ITI has vested the exclusive rights to sell, install, operate and otherwise develop and use its video communication systems, Wireless Fidelity ("WiFi") and other related electronic telecommunication technologies in China.

ABOUT EARTHNET TELECOM

Overview and Structure:

EarthNet Telecom, Inc., is a Nevada corporation ("EarthNet"), incorporated in March of 2005 as ITLS's operating subsidiary devoted to exploiting Voice-Over Internet protocol and WiFi opportunities worldwide.

VoIP [Voice over Internet Protocol] uses the public Internet to carry very low cost voice transmissions. VoIP converts analog voice to digital data through a specially-designed phone hooked up to a computer, and transmits the data over the public Internet, then converts the digital data back to analog at the receiver end, allowing for a transparent voice conversation. EarthNet Telecom's VoIP Broadband phones are plug-and-play and have most of the features of a typical office phone. For small and medium size businesses, EarthNet Telecom provides IP-Telephony phone systems. EarthNet Telecom system allows calls to be transferred from the receptionist to individual offices via a computer monitor.

To the customer, calls are made the same way they have always been made over the past century, except a USB VoIP phone is hooked up to a computer (laptop or desktop) or a VoIP desktop phone is connected directly to a high-speed internet connection. If a customer has a computer network we can connect their complete network system to our VoIP service. EarthNet offers unlimited free VoIP to VoIP phone calls worldwide and the cost of the calls from our VoIP phones to normal phones are a fraction of what they would be through normal phone carriers.

EarthNet Telecom's WiFi VoIP Phones. WiFi stands for Wireless Fidelity, and is also known by its more technical name as IEEE 802.11x or wireless Ethernet. WiFi provides high-speed Internet access to a WiFi enabled computer without a fixed telecommunication line. With a WiFi enabled computer (typically a laptop) and an EarthNet USB VoIP phone or a EarthNet WiFi VoIP phone, one only needs to be within a few hundred feet of a wireless Internet access point to make VoIP calls. A location that provides WiFi access is also known as a "hotspot". Hotspots are being installed all over the world at home, business, and public locations.

EarthNet Telecom's State-of-the-Art VoIP technologies provide tremendous growth potential worldwide with market opportunities in the, US, China and abroad.

ITLS through its connections in the Chinese telecommunication and information arena, is well positioned to take advantage of the burgeoning use of telecommunication technology by the Chinese, thus taping into a market that as of 2003 had 83 billion hours of use and is projected to quadruple by the end of 2006.

ITLS signed a MOU on April 10th, 2006 with the AMME, worldwide Association of Mexicans Abroad and C&V an international business consulting group specialized in Mexican/American trade. AMME is now assisting ITLS in development of the Hispanic market for ITLS telecommunication related products and services through the AMME. With EMMA assisting ITLS in developing plans to market VOIP phones and other related products and services to the worldwide Hispanic market.

ITLS ACQUIRED AN 80% STAKE IN CALLACI CONSULTING SERVICE, INC.

On March 7, 2006, ITLS acquired an 80% stake in CCS Technology Group (regsitered trademark) (Callaci Consulting Service, Inc.), a California corporation ("CCS"), a 17-year-old technology solutions firm headquartered in Fullerton, California. CCS has patented video (VUI) technology that enables traditional copper telephone lines to transmit 2-way audio, video and data transmissions with true television quality. CCS Technology Group (regsitered trademark) has developed systems for clients such as Rockwell International, TRW REDI, UNOCAL, Shasta Unified as well as with medium size companies such as St. Bernardine Medical Center, DEP, Revolution Eyeware and Bristol Industries among others.

CCS TECHNOLOGY GROUP (registered trademark)

Overview and Structure:

CS is not just a provider of revolutionary new technology products. It has the capability to provide development support for projects using most any computer or communication platform, mainframe to PC or ATM to POTS, including Internet and Intranet technologies. CCS's agenda focuses on client satisfaction and the premise that providing the client with more will foster both long term relationships and a great image. CCS has expertise that extends into many areas of business development, manufacturing, logistics, hardware/software development and product support.

CCS created two groundbreaking technologies, which differ from one another in their form, function, application, and stage of development. The VUI & SCN (registered trademark) technologies, described in the following narrative, will serve as component circuitry to be adapted and added, as an enhancement of capability, by "licensed" communications equipment manufactures of complementary hardware like: cell-phones, wire & wireless phones, etc.

CCS's Current products are:

    RMDS*                            Remote Medical Diagnostic System*
    *(registered trademark)          *(registered trademark)

    SCN*                             Secure Communication Node*
    *(registered trademark)          *(registered trademark)

    Video Phones                     POTs, IP & ISDN Video Phones,
                                     StarView*, Live-Vu*
                                     *(registered trademark)

    VUI                              Video Users Interface*, A Patented
                                     Video Communication Method (Product
                                     in development). Patent# US6,700,601,
                                     Multiple Patents Pending
                                     *(registered trademark)

Our goal is to get the most out of our breakthrough technologies using the existing nationwide communication infrastructure, while preventing and minimizing the higher cost of broadband technology and developing new ways to use and reuse a product that is inexpensive, reliable, targeted to be a standard and filling many needs worldwide that have not yet been filled.

SOLUTIONS IN THE WORKS

1. Currently, CCS is preparing for the introduction of the only high technology portable audio/video wireless telephone (18 frames per second)
fixed (POTS)   Plain Old Telephone Service and wireless (GSM/GPRS)
developed for the international market.  Shortly, this same phone will
handle CDMA/1xRTT   the predominant wireless USA communication mode. These
will be the first true POTS/Wireless audio/video telephones of their kind available with 18 frames/per second rates accompanied by superior quality audio.

CCS will introduce within the next 8 to 12 months the first 24 frames per second portable audio/video wireless telephones. Within a year after that CCS will complete the prototype Alpha & Beta testing of our patented "Video User Interface (registered trademark)" (VIU) which will provide a true 30 frames per second video transmission rate over POTS lines, as well as over GSM/GPRS and CDMA/1xRTT carrier facilities. CCS has distinguished itself by becoming one of only a few Cingular Wireless VARS worldwide.

2. CCS's patented technology will provide users with full-motion, two-way video using the existing infrastructure of ordinary phone lines, cellular networks, Internet, broadband and other last mile technologies. Users will enjoy full-duplex video conferencing, distance learning, interactive video broadcasting, video-on-demand and remote medical diagnostics virtually anywhere in the world.

CCS is currently introducing the Secure Communication Node (registered trademark), which is designed to be application-specific for protocol translation, packet loss correction, video display, call placement encryption, decryption, camera and equipment control and global location directory.

These unique "proprietary" solutions are the only wireless audio/video systems of this type in the world, due to their capabilities of being integrated into virtually any economic sector or carrier worldwide.

MARKET
Our strategic partners will support CCS customers worldwide

Presently, we have proposed the use of our portable audio/video telephones, modified to fit the United Arab Emirate wireless infrastructure required by the Police, Fire, Emergency Vehicles, Immigration, and Port Authority. Our "basic units" will be used for "Distance Learning" applications at the e-TQM College. It is anticipated that Qatar and Abu Dhabi will follow suit in purchasing the same or similar equipment from us, once we have demonstrated our equipment in Dubai.

CCS will provide this same equipment for UAE "Mobile Medical Units". All Audio/Video phones will be upgraded as fully secure (SCN) phones within one year. Additionally, our contact person for Saudi Arabia, Jordan, Iraq and Iran is proposing the identical equipment capabilities for use as applied in UAE. We are also in negotiations with the Nation of India's Director of Education and Health to use similar equipment as those being used in Dubai.

Strong relationships have been established with multiple individuals and organizations to develop and or augment sales channels: telemedicine, wireless, financial, security, entertainment, government, military and distance learning.

REVENUE

CCS commenced its new commercialization activities this year by going from R&D mode to initiating product sales, partnering and licensing of its technologies. A percentage of all funds from ITLS, sales, License Fees and Royalties (per-unit product) will be used to increase marketing/sales of products and to complete yet to be finished development, Patent work and technical design work. It is currently believed that CCS will have established four to six major global license exclusives with Multi National Communication Groups by years end, 2007.



COMPETITION

At the present time ITLS is unique in its menu of turnkey telecommunication and VoIP technology solutions. Several telecommunication companies offer similar technologies with some of the features and benefits, but none provide the overall innovative cost saving infrastructure offered by ITLS. Comparative demonstrations of ITLS products vs. competitive technologies will result in ITLS providing more capabilities at less cost to the user.

In China, we face an unknown, but likely large, number of competitors who plan on offering similar services to worldwide market, including many large telecommunications companies.

RESULTS OF OPERATIONS

The Company has been a development stage company since its inception in April 2000, and has not generated any substantial operating revenues. During the six months ended June 30, 2006 and 2005, the Company incurred operating expenses of $5,064,306 and $2,259, respectively. The primary operating expenses for the six months ended June 30, 2006, were compensation expense of $3,918,000 and consulting fees of $1,094,135. Compared to 2005, the overall operating expenses increased dramatically due to Management's increased involvement and expenses related to the acquisitions of Eartnet Telecom, Inc. and Callaci Consulting Services, Inc. Management has not yet determined the amount of revenues and expenses estimated for 2006, but anticipates that they will increase based upon the planned acquisitions and the commencement of operations during 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, cash totaled $14,644. Cash used in operations was $61,458 and $259 for the six months ended June 30, 2006 and 2005, respectively. Cash used for investing activities was $9,898 and zero for the six months ended June 30, 2006 and 2005, respectively. Cash provided from financing activities was $38,609 and zero for the six months ended June 30, 2006 and 2005, respectively.

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

RISK FACTORS

The Company is highly dependent in many parts of its business plan upon the services of its current and future subsidiaries Earthnet Telecom and Callaci Consulting Service, Inc.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of June 30, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

CHANGES IN INTERNAL CONTROLS

During the quarterly period covered by this report, there were no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Our management wishes to emphasize that whereas Elmer Salcido was appointed Chief Financial Officer and accepted his appointment on December 13, 2005, he did not undertake to actively perform that function and that function was actually performed by Felizian Paul. As a result, our Board of Directors adopted a resolution on March 15, 2006 removing Mr. Salcido as Chief Financial Officer and formally appointing Felizian Paul to replace him in that position.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ITLS have been detected.


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

(b) Current Report on Form 8-K filed March 15, 2006 is incorporated herein by reference.



                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      International Telecommunications, Inc.
                      (Formerly EarthNetMedia, Inc.)

                      Dated:  August 18, 2006

                      By: /s/ Alie Chang
                      ----------------------------------------
                      Alie Chang, President and Chief Executive Officer (Principal Executive Officer)

                      By: /s/ Felizian Paul
                      ----------------------------------------
                      Felizian Paul
                      Chairman of the Board of Directors and
                      Chief Financial Officer
                      (Principal Financial Officer)