Form 10QSB
period 2006-09-30
INTERNATIONAL TELECOMMUNICATIONS, INC.
filed 2006-11-20
CIK 1137117

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-QSB
(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006
                                     OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. \

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

     On September 30, 2006, 30,572,893 shares of the registrant's common stock, $0.001 par value, were outstanding.


PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   International Telecommunications, Inc.
                       (A Development Stage Company)
                    Condensed Consolidated Balance Sheet
                             September 30, 2006
                                (Unaudited)

                                   Assets

Current Assets
  Cash                                                         $    18,530
  Inventory                                                        128,450
                                                               ------------
     Total Current Assets                                          146,980

Property & Equipment, net of accumulated
depreciation of $467,382                                             2,963

Other Assets
  Deposits                                                           3,000
  License rights                                                   229,568
                                                               ------------
     Total Other Assets                                            232,568
                                                               ------------
     Total Assets                                              $   382,511
                                                               ============

                     Liabilities & Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                     $   296,778
  Accrued compensation payable                                     768,522
  Note payable                                                     483,739
  Due to related parties                                           921,114
                                                               ------------
     Total Current Liabilities                                   2,470,153
                                                               ------------
     Total Liabilities                                           2,470,153
                                                               ------------
Commitments                                                            -

  Preferred Stock, $0.001 par value, 50,000,000 shares
   authorized, 4,000,000 issued and outstanding                      4,000
  Common Stock, $0.001 par value, 150,000,000 shares
   authorized, 26,317,573 shares issued and outstanding             26,318
  Additional paid in capital                                    74,426,583
  Deficit accumulated during the development stage             (76,544,543)
                                                               ------------
   Total Stockholders' Equity                                   (2,087,642)
                                                               ------------
     Total Liabilities & Stockholders' Equity                  $   382,511
                                                               ============

 The accompanying notes are an integral part of these financial statements

                                     2

                   International Telecommunications, Inc.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Operations
      For the Three and Nine Months Ended September 30, 2006 and 2005
and the Period April 11, 2000 (Date of Incorporation) to September 30, 2006
                                (Unaudited)

                                                                       April 11, 2000
                                                                          (Date of
                                                                       Incorporation)
                 For the Three Months Ended  For the Nine Months Ended        to
                       September 30,               September 30,        September 30,
                     2006         2005          2006          2005          2006
                -------------- ------------ ------------- ------------- -------------
Revenue          $          -  $         -   $     4,390   $         -   $    26,740

Cost of
 Goods Sold                 -            -             -             -             -
                -------------- ------------ ------------- ------------- -------------
Gross Profit                -            -         4,390             -        26,740

Operating Expenses
  Consulting fees         303            -     1,094,438             -     2,052,670
  Compensation         88,811       75,000     4,006,811        75,000     5,534,322
  General &
   administrative
   expenses            47,801      173,267        73,212       175,526     1,809,948
  Professional
   fees                 8,605       12,500        35,365        12,500       466,154
                -------------- ------------ ------------- ------------- -------------
Total Operating
Expenses              145,520      260,767     5,209,826       263,026     9,863,094
                -------------- ------------ ------------- ------------- -------------
(Loss) from
Operations           (145,520)    (260,767)   (5,205,436)     (263,026)   (9,836,354)

Other Income
(Expenses)
  Impairment of
   goodwill                 -  (31,677,300)  (35,094,934)  (31,677,300)  (66,772,234)
  Recapture of
   goodwill                 -            -       708,518             -       708,518
  Interest
   expense             (6,120)           -       (17,255)            -      (104,439)
  Settlement
   write off                -       37,500             -        37,500       110,375
  Production
   cost write
   off                      -            -             -             -      (629,524)
  Write off
   investment               -            -             -             -       (15,000)
  Taxes                     -            -             -             -        (5,885)
                -------------- ------------ ------------- ------------- -------------
Total Other
Income
(Expenses)            (6,120)  (31,639,800)  (34,403,671)  (31,639,800)  (66,708,189)
                ------------- ------------- ------------- ------------- -------------

Net Income
(Loss)          $   (151,640) $(31,900,567) $(39,609,107) $(31,902,826) $(76,544,543)
                ============= ============= ============= ============= =============
Basic (Loss)
per Share       $      (0.01) $     (19.42) $      (1.65) $     (43.39)
                ============= ============= ============= =============
Weighted Average
Number of Shares
Outstanding       26,901,660     1,642,359    24,021,696       735,332
                ============= ============= ============= =============

 The accompanying notes are an integral part of these financial statements
                                     3

                   International Telecommunications, Inc.
                       (A Development Stage Company)
    Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the Period April 11, 2000 (Date of Incorporation) to September 30, 2006
                                (Unaudited)

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

 The accompanying notes are an integral part of these financial statements
                                     4

                   INTERNATIONAL TELECOMMUNICATIONS, INC.
                       (A Development Stage Company)
    Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the Period April 11, 2000 (Date of Incorporation) to September 30, 2006
                                (Unaudited)

                                                                          Accumulated
                                                                            Deficit
                                                             Additional      During
                       Preferred Stock      Common Stock       Paid In    Development
                       Shares  Amount      Shares  Amount      Capital       Stage
                     --------- -------  ---------- -------  ----------- -------------
Issuance of shares for
debt at $5.00 per share      - $     -      16,500 $    17  $    82,484 $          -

Net loss for the
year ended
December 31, 2004            -       -           -       -            -     (111,135)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2004            -       -     272,794     273    2,714,149   (3,340,088)

Shares issued due
to rounding of
reverse stock split          -       -         258       -            -             -

Shares issued for
acquisition at
$1.76 per share      4,000,000   4,000           -       -            -             -

Shares issued for
acquisition at
$1.76 per share              -       -  14,000,000  14,000   31,662,000             -

Shares issued for
services at $1.76
per share                    -       -     846,000     846    1,488,114             -

Net loss for the
year ended
December 31, 2005            -       -           -       -            -  (33,595,348)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
December 31, 2005    4,000,000   4,000  15,119,052  15,119   35,864,263  (36,935,436)

Shares issued for
acquisition of CCS
at $3.30 per share           -       -  10,306,521  10,307   34,001,212             -

Shares issued for
services at $7.50
per share                    -       -     552,000     552    4,139,448             -

Shares issued for
Services at $5.55
per share                    -       -      40,000      40      221,960             -

Shares issued in
satisfaction of debt
at $1.00 per share           -       -     100,000     100       99,900             -

Shares issued for cash
at $0.50 per share           -       -     200,000     200       99,800             -

Net loss for the
nine months ended
September 30, 2006           -       -           -       -            -  (39,609,107)
                     --------- -------  ---------- -------  ----------- -------------
Balance,
September 30, 2006   4,000,000 $ 4,000  26,317,573 $26,318  $74,426,583 $(76,544,543)
                     ========= =======  ========== =======  =========== =============

 The accompanying notes are an integral part of these financial statements
                                     5

                   International Telecommunications, Inc.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2006 and 2005
           and the Period April 11, 2000 (Date of Incorporation)
                           to September 30, 2006
                                (Unaudited)

                                                                      April 11, 2000
                                                                         (Date of
                                                                      Incorporation)
                                                                             to
                                                   September 30,        September 30,
                                                 2006         2005          2006
                                            ------------ ------------  ------------
Cash flows (used) in operating activities:
  Net loss for the year                     $(39,609,107)$(31,902,826) $(76,544,543)
  Non-Cash Items:
   Impairment of goodwill                    35,094,934    31,677,300    66,774,934
   Shares issued for services                 4,462,000             -     5,950,960
   Depreciation                                     987             -        87,342
   Gain on sale of assets                             -             -        (4,000)
   Production of cost write-offs                      -             -       824,848
   Write off of investments                           -             -        15,000
Changes in operating assets and liabilities,
net of effect of acquired business:
  (Increase) Decrease in accounts receivable      2,990             -         2,990
  (Increase) Decrease in inventories             (2,800)            -        (2,800)
  (Increase) Decrease in deposits                     -        (3,000)       (3,000)
  Increase (Decrease) in accounts payable
   and accrued liabilities                     (228,927)       41,669       (79,069)
  Increase (Decrease) in accrued
   compensation payable                         150,000        75,000     1,772,009
                                            ------------  ------------  ------------
Net cash used in operating activities          (129,923)     (118,857)   (1,205,329)
                                            ------------  ------------  ------------
Cash flows (used) in investing activities:
  Payments made toward license rights          (121,668)            -      (121,668)
  Production costs                                    -             -      (301,571)
  Purchase of property & equipment               (1,230)       (5,925)      (54,892)
  Organization costs                                  -             -       (25,000)
  Investment                                          -             -       (15,000)
                                            ------------  ------------  ------------
Net cash provided (used)
in investing activities                        (122,898)       (5,925)     (518,131)
                                            ------------  ------------  ------------
Cash flows provided in financing activities:
  Payment toward notes payable                  (72,738)            -       (72,738)
  Proceeds from related party                   296,698       123,166     1,165,919
  Issuance of common stock                            -             -       644,107
                                            ------------  ------------  ------------
Net cash (used) provided
in financing activities                         223,960       123,166     1,737,288
                                            ------------  ------------  ------------
Net (decrease) in cash during the period        (28,861)        5,384        13,828

Cash, beginning of period                        47,391           259         4,702
                                            ------------  ------------  ------------
Cash, end of period                         $    18,530   $     5,643   $    18,530
                                            ============  ============  ============

 The accompanying notes are an integral part of these financial statements
                                     6

                   International Telecommunications, Inc.
                        (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                       September 30, 2006 (Unaudited)

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

                                                 For the Nine Months Ended
                                                       September 30,
                                                    2006          2005
                                               ------------- -------------
  Basic earnings per share:
   Income (loss) - numerator                   $(39,609,107) $(31,902,826)
  Weighted average number of shares
   outstanding - denominator                     24,021,696       735,332
                                               ------------- -------------
  Per Share                                    $     (1.65)  $     (43.39)
                                               ============= =============
  Fully diluted earnings per share:
   Income (loss) - numerator                   $(39,609,107) $(31,902,826)
  Weighted average number of shares
   outstanding diluted - denominator             24,021,696       735,332
                                               ------------- -------------
  Per Share                                    $      (1.65) $     (43.39)
                                               ============= =============

                   International Telecommunications, Inc.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                       September 30, 2006 (Unaudited)

Note 3: Goodwill and Acquired Intangibles

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company conducted an impairment analysis of goodwill immediately following the acquisition of Callaci Consulting Services, Inc. (hereafter "CCS"). The analysis performed by the Company included reviewing cashflows of CCS over the next five years and calculating the net present value of these future cashflows with a discount rate of 10%. Based on the results of this impairment review, the Company has determined that the total amount of goodwill be impaired. For the nine months ended September 30, 2006 and 2005, the Company recognized impairment of goodwill in the amounts of $35,094,934 and $0, respectively.

Through the acquisition discussed in Note 4 with Callaci Consulting Services, Inc., the Company acquired $107,900 of capitalized legal costs associated with obtaining patents. As of September 30, 2006, $179,568 of legal costs have been capitalized. These statutory-based intangibles have not have not been amortized due to the lack of operational status. When the operational status commences, these assets will be amortized straight-line over 17 years. The patents comprise the methods and the apparatus necessary for reducing bandwidth requirements for quality video transmission, producing bi-directional video transmission, across even a standard (POTS) phone line or a bandwidth limited communication link.

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

                   International Telecommunications, Inc.
                       (A Development Stage Company)
            Notes to Condensed Consolidated Financial Statements
                       September 30, 2006 (Unaudited)

Note 4: Business Combinations - continued

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




















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITLS Corporate Overview:

     About ITLS

We are a development-stage holding company with two subsidiaries: CCS Technology Group and EarthNet Telecom Inc. We are in the process of acquiring Business Gateway AG., a business data technology systems company.
 We specialize in video conferencing technologies, voice over Internet protocol (VoIP) services, as well as proprietary related electronic telecommunication technologies for commercial and residential use worldwide.

Through our subsidiary, CCS Technology Group, we provide cutting edge, video communication technologies, including its patented Video Users Interface (VUI) technology and Secure Communications Node (SCN) appliance. VUI technology reduces bandwidth requirements for both video transmission and for producing bi-directional audio and video transmission across even a standard phone line. The SCN is an innovative appliance for use as a multi-interface video gatekeeper/PBX.

CCS Technology Group is continuing development on the Remote Medical Diagnostic System that assists health care providers by enabling them to remotely access medical experts for diagnosis and treatment.

Our other subsidiary, EarthNet Telecom Inc. offers VoIP USB broadband phones, IP/PBX systems, Wireless Fidelity (WiFi") and other related electronic telecommunication technologies.

We are attempting to capitalize on the worldwide opportunities that exist with video, voice and data technologies and obtain revenues through facilitating services and product sales for our subsidiaries.

     ITLS Acquired 100% of EarthNet Telecom, Inc.

We formed EarthNet Telecom, Inc. pursuant to a Memorandum of Understanding between ITI and Beijing Guoxin Shiwei Communication Technology Co., Ltd., a commercial subsidiary of the Ministry of Information Industry, People's Republic of China ("GXSW"), dated July 29, 2005, into which ITI has vested the exclusive rights to sell, install, operate and otherwise develop and use its video communication systems, Wireless Fidelity ("WiFi") and other related electronic telecommunication technologies in China.

     About EarthNet Telecom

Overview and Structure:

Our wholly owned subsidiary, EarthNet Telecom, Inc., is a Nevada corporation ("EarthNet"), incorporated in March of 2005 devoted to exploiting Voice-Over Internet protocol and WiFi opportunities worldwide.

VoIP [Voice over Internet Protocol] uses the public Internet to carry very low cost voice transmissions. VoIP converts analog voice to digital data through a specially-designed phone hooked up to a computer, and transmits the data over the public Internet, then converts the digital data back to analog at the receiver end, allowing for a transparent voice conversation. Our VoIP Broadband phones are plug-and-play and have most of the features of a typical office phone. For small and medium size businesses, we provide IP-Telephony phone systems. The EarthNet Telecom system allows calls to be transferred from the receptionist to individual offices via a computer monitor.

To the customer, calls are made the same way they have always been made over the past century, except a USB VoIP phone is hooked up to a computer (laptop or desktop) or a VoIP desktop phone is connected directly to a high-speed internet connection. If a customer has a computer network we can connect their complete network system to our VoIP service. We offer unlimited free VoIP to VoIP phone calls worldwide and the cost of the calls from our VoIP phones to normal phones are a fraction of what they would be through normal phone carriers.


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

Through our connections in the Chinese telecommunication and information arena, we are well positioned to take advantage of the burgeoning use of telecommunication technology by the Chinese, thus taping into a market that as of 2003 had 83 billion hours of use and is projected to quadruple by the end of 2006.

We signed a MOU on April 10th, 2006 with the AMME, worldwide Association of Mexicans Abroad and C&V an international business consulting group specialized in Mexican/American trade. AMME is now assisting us in development of the Hispanic market for our telecommunication related products and services through the AMME.

    ITLS acquired an 80% stake in CCS Technology Group (registered trademark)

On March 7, 2006, we acquired an 80% stake in CCS Technology Group (registered trademark) (Callaci Consulting Service, Inc.), a California corporation ("CCS"), a 17-year-old technology solutions firm headquartered in Fullerton, California. CCS has patented video (VUI) technology that enables traditional copper telephone lines to transmit 2-way audio, video and data transmissions with true television quality. CCS Technology Group (registered trademark) has developed systems for clients such as Rockwell International, TRW REDI, UNOCAL, Shasta Unified as well as with medium size companies such as St. Bernardine Medical Center, DEP, Revolution Eyeware and Bristol Industries among others.

    CCS Technology Group (registered trademark)

Overview and Structure:

CCS is not just a provider of revolutionary new technology products. It has the capability to provide development support for projects using most any computer or communication platform, mainframe to PC or ATM to POTS, including Internet and Intranet technologies. CCS's agenda focuses on client satisfaction and the premise that providing the client with more will foster both long term relationships and a great image. CCS has expertise that extends into many areas of business development, manufacturing, logistics, hardware/software development and product support.

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

CCS's Current products are:

    RMDS                     Remote Medical Diagnostic System
    (registered trademark)   (registered trademark)

    SCN                      Secure Communication Node
    (registered trademark)   (registered trademark)

    Video Phones             POTs, IP & ISDN Video Phones,
                             StarView, (registered trademark)
                             Live-Vu (registered trademark)

    VUI Video Users Interface, (registered trademark) A Patented Video Communication Method (Product in development). Patent#
                             US6,700,601, Multiple Patents Pending

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

Revenue

CCS commenced its new commercialization activities this year by going from research and development mode to initiating product sales, partnering and licensing of its technologies. A percentage of all funds from ITLS, sales, license fees and royalties (per-unit product) will be used to increase marketing and sales of products and to complete yet to be finished development, patent work and technical design work. It is currently believed that CCS will have established four to six major global license exclusives with Multi National Communication Groups by the year ended December 31, 2007.
                                     12



Competition

At the present time we are unique in our menu of turnkey telecommunication and VoIP technology solutions. Several telecommunication companies offer similar technologies with some of the features and benefits, but none provide the overall innovative cost saving infrastructure offered by us. Comparative demonstrations of our products vs. competitive technologies will allow us to provide more capabilities at less cost to the user.

In China, we face an unknown, but likely large, number of competitors who plan on offering similar services to worldwide market, including many large telecommunications companies.

Results of Operations

We have been a development stage company since our inception in April 2000, and have not generated any substantial operating revenues. During the nine months ended September 30, 2006 and 2005, we have incurred operating expenses of $5,209,826 and $263,026, respectively. The primary operating expenses for the nine months ended September 30, 2006, were compensation expense of $4,006,811, consulting fees of $1,094,438, rent of $39,872, travel of $33,068 and professional fees of $35,365. Compared to 2005, the overall operating expenses increased dramatically due to our increased involvement and expenses related to the acquisitions of Eartnet Telecom, Inc. and Callaci Consulting Services, Inc. We have not yet determined the amount of revenues and expenses estimated for the remainder of 2006, but anticipate that they will increase based upon the planned acquisitions and the commencement of operations in 2007.

Liquidity and Capital Resources

Cash

As of September 30, 2006, cash totaled $18,530. The primary sources of cash for the nine months ended September 30, 2006 were from the issuance of notes payable to related parties and through the issuance of common stock. Cash used in operations was $129,923 and $263,026 for the nine months ended September 30, 2006 and 2005, respectively. The decrease is primarily due to a significant decrease in General and administrative expenses. Cash used in investing activities was $122,898 and $5,925 for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used in investing activities increased primarily due to the payments made for license rights. Cash provided from financing activities was $223,960 and $123,166 for the nine months ended September 30, 2006 and 2005, respectively.

Working capital

At September 30, 2006 we had working capital of $(2,323,173). Due to the present negative working capital position, we are continuous in our effort in seeking new capital. Currently, we do not have sufficient cash or cash-flows to sustain our current cash requirements. We anticipate that the issuance of debt and the sale of our restricted common stock we will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire our debt obligations. The ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Risk Factors

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze all potential acquisitions before committing to the transaction, we cannot assure you that our management will be able to integrate and manage acquired products and businesses effectively or that the acquisitions will result in long-term benefits to us or our stockholders.

We are highly dependent in many parts of its business plan upon the services of its current and future subsidiaries Earthnet Telecom and Callaci Consulting Service, Inc.

As a result of our experience in the field of telecommunications and because of the entirely speculative nature of entry into the VoIP business, there is no assurance that we can operate profitably in this new field or accomplish our business plan.
                                     13



While many people both inside and outside China expect that its entry into the World Trade Organization ("WTO") will have significant benefits for the Chinese economy, it is possible that the many changes which will be required by the multinational agreements inherent in the WTO structure may cause disruption and adverse consequences for certain parts of the Chinese economy. It is not clear how such disruptions and/or adverse consequences might impact the implementation of our business plan.

Almost all of our business plans require that we have a level of working capital in order for us to pursue them. To date, we have not had the working capital to pursue these opportunities and have not been actually able to conduct business operations in these areas. If we are not able to obtain sufficient working capital, there may be significant doubts about our ability to survive as a going concern.

We may not have sufficient funds or may be unable to arrange for additional financing to pay the outstanding obligations due on our indebtedness. Any future borrowing arrangements or debt agreements to which we become a party may contain restrictions on or prohibitions against our repayment on our outstanding indebtedness.

The market price of our common stock is subject to significant fluctuations due to factors which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our common stock.

In addition, the stock markets in recent years have experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that as of September 30, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

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

                                  Dated:  November 20, 2006

                                  By: /s/ Alie Chang
                                  --------------------------------------
                                  Alie Chang, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

                                  By: /s/ Felizian Paul
                                  --------------------------------------
                                  Felizian Paul, Chairman of the Board of
                                  Directors and Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)