Form 10-K
period 2009-12-31
Immunotech Laboratories, Inc.
filed 2011-01-05
CIK 1137117

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number

IMMUNOTECH LABORATORIES, INC.

(Name of small business issuer in its charter)

Nevada	95-4834274
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

116 W. Stocker Street, Glendale, CA 91202

(Address of principal executive offices)

(818) 409-9091

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the Issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenue for its most recent fiscal year was: $0

Transitional Small Business Format:    Yes  ☐    No  ☒

Documents incorporated by reference: None

EX-10.1 Agreement and Plan of Merger
EX-10.2 Patent Exclusive Licensing Agreement
EX-10.3 Symbion Research Consulting Agreement
EX-10.4 South America Memorandum of Understanding

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Our forward-looking statements in this Annual Report on Form 10-K are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including:

-                      our ability to secure approval by the U.S. Food and Drug Administration, or FDA, for our product candidates under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA;

-                     our ability to file our IND, once filed, the length of time that will elapse before our IND is fully reviewed by the FDA;

-                     Our ability to complete all required Pre-Clinical Studies, and Clinical trials on time according to our Master Plan, and secure all regulatory approvals for such in a timely manner;

-                     our ability to market, commercialize and achieve market acceptance for our lead product candidate, ITV-1;

-                     the progress, timing or success of our product candidates, particularly ITV-1, and that of our research, development and clinical programs, including any resulting data analyses;

-                     our ability to enter into collaboration arrangements for the commercialization of our product candidates and the success or failure of any such collaborations into which we enter, or our ability to commercialize our product candidates ourselves;

-                     our ability to enforce our patent licensing rights for IPF and our ability to secure additional patents for IPF specific to our other product candidates;

-                     our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

-                     the degree of clinical utility of our products;

-                     the ability of our major suppliers, and contract manufacturers, to produce our product or products in our final dosage form;

-                     our commercialization, marketing and manufacturing capabilities and strategies; and

-                     our ability to accurately estimate anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1A of this Annual Report, and in our other public filings with the Securities and Exchange Commission that could cause actual results or events to differ materially from the forward-looking statements that we make.

     You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year, or each quarter in the year, progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Annual Report on Form 10-K and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS

Overview

Immunotech Laboratories Inc. is an organization with full indefinite licensing rights of the Irreversible Pepsin Fraction (IPF) peptide molecule for the specific treatment and preventing of the HIV/AIDS indication. IPF is a peptide molecule that has a strong affinity to bind with the HIV virus’ peptide components identified as gp41 and gp120 antigens, rendering them as super antigens, and taking away from them their stealthiness and their capability to destroy the immune system.

In addition to this mechanism of action, IPF will also enhance and upgrade the immune system components and criteria, as such resulting in a triple impact approach behaving as a:

1-       novel fusion inhibition treatment (blocking the HIV/AIDS virus’s receptors from entering the white blood cells)

2-       novel entry inhibition treatment (binding with the trap door of the white blood cell, and preventing molecularly the piercing mechanism of the HIV/AIDS virus’s receptors)

3-        an immuno-modulator, increasing T cells receptor CD4+ and cytokines relating with Th1 immune response.

Immunotech Laboratories Inc., in contrast to other biotech start-ups is based on a proven technological foundation and has scientifically demonstrated that its novel molecule IPF for the treatment of HIV/AIDS is a viable alternative and complimentary treatment product. Immunotech Laboratories Inc. will employ several strategies of market penetration, taking into consideration either introducing its product as a:

1- Complimentary treatment along with an anti-retroviral partner Pharmaceutical company with established manufacturing and distribution capabilities, securing a position in the global HAART market.

 2- As a preventive vaccine therapy based on cellular cells protein combined with viral HIV1 surface glycoproteins increasing the ability of the immune system to produce specific antibodies against this complex.

3- The company is currently conducting research to develop a method for protein based media production for stem cells CD34.

Immunotech Laboratories Inc. will be an organization with its core competency established in developing new novel therapeutic molecules for the treatment of HIV/AIDS (ITV-1) and subsequently in developing:

1-                   Pediatric HIV/AIDS treatment (ITV-2),

2-                   Pre-Natal HIV/AIDS treatment (ITV-3)

3-                   Preventive HIV/AIDS Vaccine (ITV-4)

The potential of immuno-modulators within the global market of existing treatments shows a tremendous growth opportunity,

a)                   driven by the mutation of ARV resistant viral strains

b)                   compliance issues

c)                   toxicity and quality of life barriers

d)                   prohibitive cost burden on both the micro and macro levels.

Furthermore, Immunotech has taken substantial experimental strides in preparing the framework for its product pipeline whereby in addition to the development of a Preventive HIV/AIDS Vaccine, Immunotech has already completed the needed research for HIV/AIDS Prenatal and Pediatric treatments.

Immunotech Laboratories, Inc. based on its novel therapeutic platform believes that its treatment for HIV/AIDS is a first of its kind, and first to market, based on laboratory in vitro results, suggesting a combination of entry inhibitor, fusion inhibitor and immunomodulator mechanisms of action. Laboratory results to date have not shown viral mutation to our treatment platform. Compared with existing market treatments, IPF shows suggestive in vitro cell culture based laboratory data of minimal toxicity levels. Our Treatment regimen is extremely easy to comply. Scientific data still needs to be validated with additional pre clinical studies and clinical trials.

SITUATION ANALYSIS

World Health Organization (WHO) HIV/AIDS Global Forecast

HIV/AIDS is a global disease and its incidence and mortality have risen systematically. Since 1983, more than 60 million people have been infected with the virus, causing 22 million deaths. According to new estimates from the Joint United Nations Program on HIV/AIDS (UNAIDS) and the WHO, at the end of 2001, 38.6 million adults and 3.2 million children were living with HIV.

Demographic and Socioeconomic Global Impact

HIV/AIDS is expensive to treat, competes with other diseases for economic assistance, and often “crowds out” other worthwhile healthcare programs. HIV/AIDS will cause a bigger loss than any other disease because it is 100% fatal, treatment is expensive, HIV/AIDS kills adults in their prime. The number of people living with HIV has risen from around 8 million in 1990 to nearly 40 million today, and is still growing. Around 63% of people living with HIV are in sub-Saharan Africa.

HIV/AIDS around the world

The majority of people with HIV, some 95% of the global total, live in the developing world. The proportion is set to grow even further as infection rates continue to rise in countries where poverty, poor health care systems and limited resources for prevention and care fuel the spread of the virus.

MARKET ANALYSIS

Current Treatments in The Market

Products in the market demonstrate side-effects which although HIV/AIDS treatments, fail to enhance the quality of life. Both families of NRTIs and NNRTIs are administered orally on a daily basis with strict compliance requirements to the regimen. Non-compliance has caused significant viral mutations to the ARVs. This led to treatment of HIV/AIDS patients with therapeutic combinations, further increasing the burden of adverse reactions and side effects.

Industry Development

The research development pipeline, is indicative that the future of therapeutics is concentrated in developing different novel treatments then current families of ARVs.  Most of these products still imply significant stress on the human body, and do not indicate efficacy in long term treatment, specifically immune to HIV viral mutation. It is important to note that one specific group which demonstrates potential promise are the immune modulators. A major difference with IPF as compared with current development products is the specificity of IPF in its mechanism of action against viral presence, whereas current developmental immunomodulators tend to be general in action. IPF based on clinical and experimental data has demonstrated a mechanism of action indicative of a combination Fusion Inhibitor and Immune Modulator.

Competitive Analysis

Current market sales indicate that the majority of products show annual sales of 100 plus million, with a significant number ranging from 300 up to 1000 million dollars in annual sales. Many of the major drug companies, have entered into partnership agreements with new comers, or with companies in different stages of development in the research pipeline, combining current ARVs with new drug families that impact the HIV/AIDS virus through different mechanisms of action.

RESEARCH AND PRODUCT PORTFOLIO

Scientific and Research Background

Irreversible Pepsin Fraction (IPF) is a highly purified pepsin protein extract. IPF has been extensively studied for its safety as well as for its immune modulation characteristics both in animals and human subjects. These immune modulation characteristics of IPF as well as its ability to treat HIV/AIDS patients has demonstrated the unique characteristics of IPF, in being a very highly purified single Pepsin protein extract which has very high Immune modulating characteristics. HIV/AIDS patients treated with IPF demonstrate a rapid modulation of the patients immune system, in a very short period of time (4 - 8 weeks), and does not require extensive administration of IPF. Further scientific data will be provided in an in-depth analysis of our scientific platform.

Product Viability - Mechanism of Action of IPF

The mechanism by which IPF is believed to work is in sharp contrast to currently available HIV treatments. The presently marketed RTI’s and PI’s work by blocking different steps in viral replication, and viral fusion. These regimens produce good initial results, but the ARVs are all susceptible to viral mutations which inherently result in eventual resistance to treatment by the HIV virus. IPF does not just target the HIV virus directly, but it stimulates and induces an aggressive immune response to infected cells and therefore is less likely to create or be susceptible to viral resistance.

Current Status - Pharmaceutical Research

Current treatment modalities against HIV usually involve reverse transcriptase inhibitors and protease inhibitors in combination to delay viral resistance. These therapies involve the ingestion of numerous oral medications per day, requiring close attention and careful follow up for many years. Compliance often becomes difficult as (1) the complexity of dosing increases, (2) combinations of medications increase side effects, and (3) combination therapies increase cost of treatment. The IPF treatment regimen is simple to follow to date showing minimal side effects. These will be further confirmed upon the completion of our long term toxicity study, as part of our pre-clinical efforts.

OPERATIONAL PLAN

The officers and directors of the Company are as follows:

Name                                                                                      Position

Ara Ghanime                                         Chairman of the Board and President

Harry Zhabilov                                     Vice Chairman of the Board, Secretary and Chief Science Officer

Dr. Roscoe Moore Jr.                          Member Board of Directors

Organizational Structure

Immunotech being a focused Biotech Research and Development organization will be structured to accommodate its needs for creating an open channel of information and technology transfer between its various functional components. The organization will be skewed towards a horizontal organic management style and philosophy.

MARKETING PLAN SYNOPSIS

Product Differentiation – Compliance Factor – Economic factor

IPF is a cost-effective, immune-based therapy with limited side effects that appears to function in some regards as a therapeutic vaccine vs. ARVs which carry significant side effects and toxicity issues, require daily dosing indefinitely, have compliance problems, are expensive, and are prone to the HIV virus forming resistance. While not clinical markers, these are issues of critical importance to the development and approval process- from an epidemiological perspective, and from the patients’ themselves.

Based on our apparent mechanism of action, we believe that we may be modulating an immune response to destroy infected CD4s, which would account for initial decreases. However, we also see a gradual leveling off of CD4, which may in fact alter the overall “count”. We believe that with the recombinant form of IPF as a salvage therapy targeting a focused market of ARV resistant patients globally, we believe our product will exploit the established guidelines for HIV/AIDS products with patient population most in need. The size of the salvage market is not insubstantial. Ten to 20% or more of patients on HAART in the USA and EU are resistant to all three classes of ARVs; 70-80% are resistant to one or more. Treatment-naïve subjects are also characterized by 18-22% showing resistance to one or more ARV classes (Rapid Report, XIII International HIV Drug Resistance Workshop, June 2004 / “An update on HIV drug resistance in the United Kingdom” CDR Weekly, Vol 14, no 48). On this indication alone, we estimate 180,000 to 288,000 potential patients available in the USA and EU alone. At an average annual cost of $ 10,000 to $ 20,000 for ARVs, this niche alone is a $ 1.8 to 2.2 billion annual opportunity.

Going forward, we will continue to build the case for the recombinant product as a therapeutic vaccine possibly useful as a method of deferring HAART and possibly creating a state of “long term non-progression”. In summation our product’s differentiation is based on:

1-       Minimal and minor side effects

2-       Minimal toxicity issues

3-       Tremendous cost savings

4-       Short and limited treatment cycle

5-       Easier Compliance adherence

6-       Zero risk of viral resistance and mutation in laboratory research

PRODUCT SWOT ANALYSIS

Strengths

Minimal and minor side effects

Minimal toxicity

Individual Cost savings

Institutional & Governmental Cost savings

Short treatment cycle

Easy compliance

Zero viral resistance or mutation

Improving quality of life

Improving HIV resource Productivity

Weaknesses	Product requires refrigeration for storage.
Opportunities

Initial marketing based on complimentary treatment

Potential to evolve into stand alone treatment

Entry into HIV/AIDS salvage market

Potential for Preventive Aids Vaccine

Potential to develop yearly vaccine booster shots

Threats	Currently there are no direct competitor either currently in the market or in the research product line, being first to the market is crucial

OPERATIONAL STRATEGY IMPLEMENTED YEAR 2009

Our Corporate Mission focus:

Immunotech’s mission is to discover, develop innovative and effective drug candidates against HIV/AIDS, utilizing powerful cell based high-throughput screening platform complemented with high-content recombinant viral target assays and rational drug design. Many pathogens are notorious for their ability to mutate and become resistant to therapy. Therefore, it is vital that new drugs cope with this genetic variability and avoid the emergence of resistance.

I. Introduction:

The potential of IPF is based on a dozen different aspects, not the least of which is our ability to command capital investment, attracting high net worth investors. Addressing the issue of initiating exposure to both the investment community as well as the scientific and medical arenas, Immunotech Laboratories did participate in numerous exhibitions and trade shows, demonstrating a robust series of corporate developments and meaningful steps that bring immediate value to the company and significantly address our clinical and corporate development via the following efforts we have initiated:

1.        Articles HIV media profile production

2.        Pending Announcement profile

3.        Abstract submissions and poster presentations in the following:

  DART
  Glasgow
  Vilnius Lithuania 5th Annual HIV/AIDS conference

4.        Investor kit development

5.        website development/text authorship

6.        CRADA’s –IHV & ADARC

7.        Legislative meetings strategy & implementation.

8.        BOD recruitment appointment/dev.

9.        SAB recruitment appointment

10.     AACTG protocol development

11.     Preclinical development projections

12.     Institutional capitalization opportunities

We believe that the actual effort of directing the maturation of a promising compound into the realm of therapeutic consideration is an act of significant consideration, and that management needs to address fundamental characteristics of biotech maturation. Immunotech Laboratories intends to implement an aggressive program of corporate and clinical development with the goal of expediting IPF into human studies, ensuring financial solvency for the corporation and securing a robust pipeline of promising commercial candidates generated from a well defined discovery programs in HIV.

II. Article production: HIV Media/Biotechnology publications:

Immunotech Laboratories, was successful in publishing and presenting through articles in many reputable media, about the emerging promise of IPF as a potential treatment for HIV, and further ongoing efforts will continue targeting Poz, HIV +, Positively Aware, Positive Nation, the AIDS Institute ActionLink. Management believes that this effort serves several purposes:

  Independent, high profile validity from accredited media sources
  Exposure to potential investor bases, legislative attention
  Immediate additions of significant media pieces to investor package

HIV media and biotech media pieces validating our therapeutic investigation of IPF are critical for legislative education program, investor relations and community affairs. Biotech companies that don’t develop solid, independent validity from media sources in this space don’t historically become the subject of attention from investors that will robustly capitalize the company. Viable PR generation requires the application of competent administration of opportunities presented by the dynamic space we occupy in the life science industry.

III. Pending announcements (w/ projected timelines for achievement/release):

We believe that public announcements, are the lifeblood of creating investor opportunities. We will continue to utilize this tool to the fullest of our capabilities.

The evident point here: dynamic growth spurs forth investor confidence-this is a cost effective means of driving performance based equity value.

IV. Abstract Submissions:

DART 2008 provided us with a series of opportunities to recruit expert participation in the Scientific Advisory Board, orchestrated the initial appearance of our abstract and allowed the company to initiate some viable fundraising efforts amongst attendees.

HIV9  provided us with a forum for the initial argument for our approach. A very distinguished audience of scientists and clinicians were on hand as reflective from the attendees.

European 5th Annual HIV/AIDS Conference in Vilnius Lithuania provided us with the ability to network with a significant number of our peers, and opened many venues of potential mutual cooperation.

V. Investor kit development:

Significant effort was invested in designing and authoring an investor’s kit, emphasizing corporate strengths, opportunities, differentiation and market potential.

VI. SBIR Phase II Commercialization Assistance Program (CAP)

  On Sept 5th 2008 the NIH announced the availability of a Commercialization Assistance Program (CAP) for its SBIR Phase II awardees from the past five years. Now in its fifth year, this program is designed to help some of the nation's most promising life science small companies develop their commercial businesses and transition their SBIR-developed products into the marketplace. New this year is two distinctive tracks that offer customized assistance for both early stage and seasoned companies: Commercialization Training Track and Accelerator Commercialization Track.

Immunotech laboratories, plans to take action in obtaining a Data Universal Number System (DUNS) number and register with the Central Contractor Registration (CCR).

VII. CRADA’s –IHV & ADARC:

Immunotech Laboratories, has initiated its internal action items to address these programs.

VIII. Legislative meetings:

AIDS Action Council:

The AIDS Action Council, founded in 1987, is dedicated to advocating for sound legislative policies that effect people living with HIV and AIDS in the U.S. AIDS and agencies throughout the country. AIDS Action has been instrumental in the development and implementation of major public health policies that improve the quality of life for those living with HIV/AIDS and that ensures evidence based prevention programs to stop the spread of new infections.

AAC will play an instrumental role in securing legislative meetings to advocate for the facilitation of financial mechanisms to support the further preclinical development of IPF to satisfy Agency IND requirements. Longstanding relationships between AAC staff and congressional representatives will prove beneficial to our efforts.

The AIDS Institute:

The AIDS Institute is a leading national public policy research, advocacy, and education agency. The AIDS Institute works in conjunction with other leading organizations such as The AIDS Action Council and NASTAD to effectively lobby for legislation and public policies beneficial to people living with HIV/AIDS and the organizations who serve them. TAI publishes The Action Link Journal, a monthly HIV publication.

The Nation Association of People with AIDS (NAPWA):

NAPWA was the first established Network of people living with HIV/AIDS. It is the only existing AIDS organization in the U.S. run for and by people with HIV/AIDS. NAPWA sponsors several annual AIDS conferences and events including AIDSWatch, The Staying Alive Conference, National HIV Testing Day and The Ryan White National Youth Conference on HIV/AIDS. NAPWA trains and supports its members in capacity building, leadership development and public policy avocation.

With NAPWA’s support, thru its members, the HIV patient community can become aware of IPF, in turn making their physicians and organizations aware of this vital compound. AIDSWatch is the primary annual, organized lobbying event amongst HIV positive individuals throughout the U.S. NAPWA can identify the development of IPF as a key issue for discussion with legislatures.

IX. BOD appointments:

We need the establishment of a recruitment campaign for our Executive Team that is comprised of visionary Leaders who are at the top of their fields that attracts the following:

  A senior Pharmaceutical Exec. To focus on the execution of CRADA’s, IP protection and execution of
  A reg. expert (PhD w/ Agency experience)
  A high net worth financier (or rep.) to
  A retired federally elected official/cabinet member
  A CPA (w/ Biotech experience)

X. SAB appointments:

Recruit at HIV9 & DART and other industry related conferences

XI. Preclinical development

Focused management of outsourcing the preclinical characterization of IPF with accurate time frames and cost considerations is essential. The most expedient

Goals:

  Minimize drug liabilities associated with drug metabolism.
  Obtain characterization

style='margin-right:0in; margin-left:0in; font-size:12.0pt; font-family:"Times New Roman";'Methods:

style='margin-right:0in; margin-left:0in; font-size:12.0pt; font-family:"Times New Roman";'Elucidate application to IPF

•         Common metabolic reactions and comparative metabolic profiling;

•         Common metabolism enzymes (CYP, UGT, SULT) and polymorphisms;

•         In vitro drug metabolism models and determination of metabolic stability;

•         Strategy/methodology for screening for and minimizing reactive metabolites;

•         CYP inhibition and induction for DDI potential; Lead optimization.

•         LC/MS and radioactivity detection;

•         Metabolite identification strategies;

•         Reaction phenotyping;

•         Design of animal and human ADME studies

•         Regulatory considerations of drug metabolism

•         Pka and or pI

•         Partition coefficient and distribution coefficient as a function of pH

•         pH-solubility profile

•         Mass spec.-develop method

•         Intrinsic solubility

•         pH-stability profile at accelerated temperatures

•         Accelerated stability studies

•         Dissociation constants

•         Hygroscopicity analysis

•         Lipophilicity analysis

•         Moisture analysis

•         Excipient compatibility studies

•         Salt formation characteristics determination

•         Accelerated stability studies with controlled storage at 40º C/75% RH, 60º C

•         Viscosity analysis

•         Disintegration studies

•         Dissolution studies

•         Common biotransformation reactions and enzymes.

•         Optimization of lead compounds from the IPF metabolism perspective.

•         Assessment and minimization of structural liabilities associated with metabolism of IPF.

•         drug metabolism issues formation of reactive or toxic metabolites.

•         Cell viability determination

•         Identification of Toll-like receptor (TLR) agonists or antagonists by a NF-kB-Luciferase gene reporter assay in HEK293-TLR transfectants

•         Activation or Inhibition assays that measure cytokines or chemokines by Luminex technology in culture supernatants from drug-treated cells

•         Measurement of cell surface markers by multi-color Flow Cytometry

•         Measurement of intracellular signaling phospho-proteins by Luminex technology and/or Western Blotting

•         Determination of gene expression patterns by real time qPCR analysis and pathway-focused Gene Arrays

•         T cell and B cell proliferation assays in response to specific peptide antigens, or mitogens (Con A, PHA) using tritiated thymidine incorporation

Preformulation development studies are conducted to determine the physical and chemical characteristics of the compound of interest be it a small organic molecule, peptide or protein.  These studies generate the data that are a prerequisite to dosage form development and the data required for submission of the Chemistry, Manufacturing and Controls (CMC) section of the Investigational New Drug application (IND).

Analytical tools in IPF drug metabolism characterization studies

Glossary

AIDS - A severe immunological disorder caused by the retrovirus HIV, resulting in a defect in cell-mediated immune response that is manifested by increased susceptibility to opportunistic infections and to certain rare cancers, especially Kaposi’s sarcoma.

CD4+ T cells – A T-Helper cell expressing the CD4 receptor that is attacked by the HIV virus.

CDC – Center for Disease Control

FDA – The United States Food and Drug Administration

HAART – Highly-Active Anti-Retroviral Therapy is a treatment approach to HIV that employs combinations of various antiretroviral drugs (such as Nonnucleoside Reverse Transcriptase Inhibitors, and Nucleoside Analog Reverse Transcriptase Inhibitors, and at least one Protease Inhibitor) that target the virus itself or its method of reproduction.

HIV - A retrovirus that causes AIDS by infecting helper T cells of the immune system. The most common serotype, HIV-1, is distributed worldwide, while HIV-2 is primarily confined to West Africa.

IND - Investigational New Drug application that is filed with the FDA to obtain approval for human clinical trials in the United States.

PBMC - Peripheral Blood Mononuclear Cell viral load assays, which is a type of blood test that detects living HIV in the blood.

PCR - Polymerase Chain Reaction, which is a type of blood test that detect HIV genetic material.

RNA – Ribonucleic Acid, which is genetic material and in the case of the PCR-RNA assay is used to detect and quantify the amount of HIV virus in the infected person’s blood.

SCIENCE

Immunotech Laboratories, Inc., (“Immunotech” or the “Company”), a Nevada corporation, has as its mission the discovery, and development of innovative and effective drug candidates against a range of life-threatening infectious diseases.  Utilizing powerful cell-based high-throughput screening platform complemented with high-content recombinant viral target assays and rational drug design, scientists at Immunotech profile compounds against clinically relevant resistant pathogens.  Many pathogens are notorious for their ability to mutate and become resistant to therapy. Therefore, it is vital that new drugs cope with this genetic variability and avoid the emergence of resistance.

Background

Resistance to all commercially available antiretroviral (ARV) agents within all classes has been reported.  The occurrence of multi-class resistance remains high, with 20% of infected individuals developing resistance to two or more classes within six years of initiating treatment, and 10% of newly diagnosed infections already resistant to at least one class in the U.S.  Multi-class resistance is even more prevalent in disenfranchised patient populations, whose rates of successful adherence to even the most simplified regimens available remains prohibitively low. Other mechanisms to treat HIV infection are sorely needed. IPF, like other natural autoantibody based fractionated proteins, has an affinity to pathogenic binding and simultaneously produces effects of immune homeostasis in the presence of replacativly competent HIV.  IPF has shown significant antiretroviral activity via immune stimulatory pathways in vitro, notably helper T1 cells elaborate cytokines INFy, IL-2.  These cells selectively promote cell-mediated immune responses that are disadvantageous to viral replication with selection for the pathogenesis of resistant profiles of minority subspecies.

Laboratory analysis indicates that IPF is able to mediate maturation of dendrites cells in vitro, as determined by up-regulation of MHC class-ll, CD86 and CD83 molecules, regulate pro-inflammatory cytokines IL-12 and INFy, and enhanced T-cells stimulatory capacity.  Observable characteristics include modulation of complement activation, saturation of Fc receptors on macrophages, and suppression of various inflammatory mediators, including cytokines and chemokines.  IPF demonstrated increased synthesis of Th-1 cells.  IPF displayed spontaneous binding with gp41 when prepared for gel electrophoresis, and subsequent fusion inhibition of HIV with CD4+ cells and increased gp41 and gp120 antigenic activity.   Virus-specific CD8 cells were stimulated.  Flow cytometric analysis revealed apoptosis in CD4+ cells and stimulation of virus-specific CD8 cells.

IPF appears to modulate helper T1 cells’ expression of elaborate cytokines INFy, IL-2, which selectively promote cell-mediated immune response and subsequently stimulate cytotoxic lymphocytes. These lymphocytes have a prominent role in the host’s immunologic response to HIV infection.  Proteins encoded by these pathogens enter the endogenous pathway for antigen presentation and are expressed on the surface of the infected cell as a complex with class l MHC- proteins. IPF appears to present a novel mechanism to reduce viral burden and stimulate innate immune responses to the virus for patients with significant antiretroviral resistance.

According to reports published by UNAIDS, approximately 42 million people are currently believed to be HIV positive worldwide. AIDS is the leading cause of death in Africa and the fourth leading cause globally. The means of making available effective treatment to the majority of people with HIV/AIDS is an urgent issue of global significance.

In most developed countries, HIV infection is primarily treated through HAART. Where it has succeeded, HAART has altered the nature of HIV infection, transforming an almost uniformly fatal illness into a chronic, but apparently stable condition. According to Rapid Report, XIII International HIV Drug Resistance Workshop, June 2004, an estimated 70% of those receiving HAART are resistant to one or more classes of the antiretroviral drugs comprising HAART, and 11-18% are resistant to three of the major classes.

In the poorer nations of the world, simpler versions of “combination therapy” with fewer, older versions of antiretroviral drugs are sometimes used. However most HIV infected patients worldwide receive no antiviral medication. In Sub-Saharan Africa it is estimated by UNAIDS that HAART is available to 12% of people with HIV; in Southeast Asia, the figure is estimated at 2%. An estimated 90% of the 5 to 6 million people in low-income countries who require treatment to avoid dying within the next two years are not receiving it.

Even where treatment is available its use is complicated by a number of factors, including moderate to severe side effects, onerous and complex dosing regimens, drug-drug interactions, and the development of mutated drug-resistant strains of the virus. In addition, these drugs are generally quite expensive, although discounted generic versions of antiretroviral drugs are becoming available in African and certain parts of Asia. Notwithstanding this, the often debilitating side effects of such therapies and the undiscounted cost of medications required to alleviate side effects are costly in their own right. Thus, development of new and inexpensive therapeutics with simple dosing regimens, lower levels of toxicity, and lower resistance profiles is an extremely important task and represents a clear market opportunity.

2009 Research & Development

Immunotech Laboratories,  spent $682,448 on development of its drug candidates in calendar year 2009. We estimate we will spend $1.2 million in 2010 on product testing and development.

Joint Ventures, Business Relationships and Distribution

MEXICO

On April 2, 2009 we entered into a sublicensing agreement covering Central and South America. This provided us with the opportunity to establish a presence in a market segment that provides CRO facilities to conduct future clinical studies of our therapeutic compound. On May 2009, we proceeded to conduct a small scale pilot study with our South American joint venture partners which concluded successfully showing substantially positive results of our therapeutic compound ITV-1.

Manufacturing and Raw Materials

The Company has historically produced ITV-1 for pre-clinical studies and testing purposes in-house or through a subcontracted manufacturer. Using our existing facility and existing equipment, we can produce small-scale quantities of ITV-1 for preclinical research purposes. We are in the process offinalizing of current Good Manufacturing Practices (“cGMP”) documentation. This upon regulatory certification, will enable us to produce larger batches of ITV-1 suitable for clinical study. The production of larger, commercial-scale batches will require the purchase of additional processing equipment to increase capacity.

Currently, we are putting in place all necessary Standard Operating Procedures, Change Control System, and are finalizing our Validation Master Plan in preparation to be in full regulatory compliance.

Our facility is designed to be capable of supporting a maximum capacity sufficient to meet early commercial sales of ITV-1, and to support large-scale clinical trials. It is also designed to allow for production of other sterile biologic products.

In order to retain control of certain proprietary processes, the Company intends to complete early stages of production of ITV-1 for the foreseeable future. Later stages of manufacturing, including bottling, labeling, and packaging, will be contracted out to an approved subcontractor.

Proprietary Rights

Entry into a Material Definitive Agreement.

On January 30, 2009 the Company entered into an exclusive licensing agreement with Ara Ghanime and Harry Zhabilov for the licensing of the patent underlying the IPF treatment for HIV/AIDS.  Pursuant to the licensing agreement, Ara Ghanime and Harry Zhabilov received 98% ownership of Immunotech consisting of 60,000,000 common shares of the Company.

AGREEMENT RE CONSIDERATION FOR LICENSING OF PATENT

THIS AGREEMENT is made and entered into as of this the 30 th day of January, 2009, by and between IMMUNOTECH LABORATORIES, INC., a Nevada corporation ( “Immunotech”), HARRY ZHABILOV and ARA GHANIME.

W I T N E S S E T H:

 WHEREAS, by a separate agreement, The Zhabilov Trust has exclusively licensed to Immunotech and Immunotech wishes to exclusively license from The Zhabilov Trust all of The Zhabilov Trust's rights under patents, patent applications and know-how (including  U.S. Patent and Trademark Office serial number 11/177,427 filed on 7/11/2005/Cislo & Thomas LLP’s Docket Number  06-16256/ US Patent Application 20060104992 dated May 18, 2006 that Inventor Harry H. Zhabilov,  together with his wife Diana Zhabilov, had assigned on July 18, 2006 to The Zhabilov Trust) related to IPF specific to the HIV/AIDS treatment ONLY ; and

NOW, THEREFORE, in consideration of the premises and the mutual promises and agreements contained herein, it is hereby agreed as follows:  In consideration of the exclusive license granted herein and the transfer of ownership of the Transferred Assets, Immunotech shall pay the following amounts:

 Concurrently with execution hereof, Immunotech shall transfer a 49% interest in Immunotech to HARRY ZHABILOV and a 49% interest in Immunotech to ARA GHANIME.

 On or Before December 31, 2009, Immunotech shall pay to HARRY ZHABILOV the sum of Seven Hundred and Seventy Five Thousand United States Dollars (US$ 775,000) by cashier check in immediately available funds, and Immunotech shall pay to ARA GHANIME the sum of Seven Hundred and Seventy Five Thousand United States Dollars (US$ 775,000) by cashier check in immediately available funds,. Such amount shall be non-refundable and non-creditable, and shall not be subject to any counterclaim or set-off.

Additionally, Immunotech will transfer 98% ownership of all authorized common shares and preferred shares to both HARRY ZHABILOV and ARA GHANIME collectively. HARRY ZHABILOV and ARA GHANIME as majority shareholders and members of the board of directors, shall have the full right, and ownership of these shares and authority to issue from authorized shares both common shares and preferred shares per company’s operational requirements.

Upon Immunotech generating revenue from any kind of contractual agreement, i.e. milestone payments, patent licensing/sublicensing, royalties earned, Immunotech shall pay a five percent (5%) royalty on the amount of aggregate worldwide gross revenue, to be paid one-half to HARRY ZHABILOV and one-half to ARA GHANIME.

This agreement is irrevocable and can not be reversed or changed without the strict written agreement of both Harry H. Zhabilov and Ara A. Ghanime. Furthermore this agreement will be rendered void and all licensing rights will be reversed and terminated if any of this agreement’s conditions are not met.

         IN WITNESS WHEREOF, the Parties have caused this Agreement to be duly executed and delivered as of the day and year first above written.

IMMUNOTECH LABORATORIES, INC.

By:  Ara A. Ghanime

/s/ Ara A. Ghanime	/s/ Harry Zhabilov	/s/ Ara Ghanime
Chairman of the Board of Directors	HARRY ZHABILOV	ARA GHANIME

In the aggregate, considering the vigorous competition among drug manufacturers and the competition we might expect should any of our drug candidates prove to be accepted, our patent and related intellectual property rights are important to our proposed business in the United States and other countries. The patent rights we consider significant in relation to our business as a whole are identified in the following table.

We are continually evaluating whether additional applications may be appropriate to protect extensions and variations of our product, have filed additional and new applications related thereto.

Under international agreements in recent years, global protection of intellectual property rights is improving. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are doing this. Patent protection in other countries where we have registered patents, including, the European Patent Office, The Eurasian Patent Organization, New Zealand, Australia, and Israel, extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The expiration of a product patent or loss of patent protection resulting from a legal challenge would be expected to result in significant competition from generic products against the covered product and, particularly in the U.S., could result in a significant reduction in sales of the pioneering product. If we were to lose patent protection, we may be able to continue to obtain commercial benefits from product manufacturing trade secrets, patents on use of our product, and patents on processes and intermediates for the economical manufacture of the active ingredients. The effect of product patent expiration or loss also depends upon the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of manufacture of the product, and the requirements of generic drug laws.

With respect to proprietary know-how and products and processes for which patents are of questionable value or are difficult or impossible to obtain or enforce, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. We take measures to protect our proprietary know-how and technologies and confidential data, including requiring all employees, consultants and customers to enter into confidentiality agreements. In arrangements with our customers or suppliers that require the sharing of processes and data, our policy is to make available only such data as is relevant to our agreements with such customers and suppliers, subject to appropriate contractual restrictions, including requirements for them to maintain confidentiality and use such processes and data solely for our benefit. However, such measures may not adequately protect our data.

Title	U.S. Patent Number/Application Number
IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THE SAME FOR DETECTING, PREVENTING, AND TREATING HIV	12/321,262
IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THE SAME FOR DETECTING, PREVENTING, AND TREATING HIV	7,479,538
Country	Title	Application Number
Canada	IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THIS FRAGMENT FOR DETECTING, PREVENTING, AND TREATING HIV	2,634,589
Hong Kong	IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THIS FRAGMENT FOR DETECTING, PREVENTING, AND TREATING HIV	08102808.0 / us 11/177,427
Mexico		MX/a/2010/001901

Competition

Competition is intense in the pharmaceutical business and includes many large and small competitors. Technological innovations affecting efficacy, safety, patient ease of use, and cost effectiveness by other pharmaceutical companies with greater financial and research resources working on competitive products could result in products that offer the same or similar benefits as our products. We intend to compete with existing products on the basis of product quality and efficacy, product safety, economic benefit, and/or promotion directly and through distributor relationships we are now forming.

There are currently 27 drugs approved for the treatment of HIV-infection by the United States FDA. The three primary classes of treatment are Nonnucleoside Reverse Transcriptase Inhibitors (“NNRTIs”); Nucleoside Analog Reverse Transcriptase Inhibitors (“NRTIs”), and Protease Inhibitors (“PIs”). Fusion or Entry Inhibitors are a newer, less commonly-used class of anti-HIV medications. There are an estimated 50-60 HIV treatments under various stages of development worldwide.

HAART is the standard of care for HIV. HAART slows multiplication of the virus and delays the onset of AIDS, but does not cure HIV infection or cure AIDS. HAART drug regimens are complex, often requiring 10 or more pills a day; expensive, costing upwards of $10,000-$15,000 per patient per annum in the United States; and are associated with moderate to severe gastro-intestinal, neurological, and hematological side effects that adversely impact the patient’s quality of life. Furthermore, HIV patients who use the drugs for a long period of time tend to develop resistance to the drugs, resulting in the drugs becoming less effective and engendering resistant strains of the HIV virus. Studies indicate that 70% of patients receiving standard HAART are resistant to one or more of the primary classes of HIV/AIDS drugs and 11-18% are resistant to all three primary classes of antiretrovirals (Source: Rapid Report, XIII International HIV Drug Resistance Workshop, June 2004).

It is estimated by UNAIDS that approximately 50% of the estimated 940,000 to 2.23 million HIV positive patients in the USA and Western Europe are receiving HAART. Based on estimates of drug resistance, we estimate the size of the market for salvage therapies in these regions to be approximately 50,000 to 200,000. Given growth in the number of HIV cases overall, increased usage of HAART, and continued development of resistance, we expect this population to continue to grow for the foreseeable future. Newer formulations of HAART, newer drugs within the 3 primary classes, and newer classes of drugs such as Fusion or CCR5 Inhibitors present competition for ITV-1, should it be approved. However, all current approaches to HIV treatment are believed to create resistance by their very nature, and we believe that an approach with success in resistant patients that is less likely itself to create resistance possesses a competitive advantage.

Government Regulation

Drug development is time consuming, expensive, and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take many years; the FDA estimates an average of eight and a half years for this process. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research, and products that have been approved and marketed can be ordered to be withdrawn from the market by regulatory authorities.

Pharmaceutical companies are subject to extensive regulation by numerous national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of our business and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products.

The typical path of drug development in the USA is to file an IND, which includes comprehensive data related to the toxicity and pharmacology of the drug candidate. In most cases, this data will have been obtained through animal testing, although in some cases it will include human testing data from outside the USA. Typically, if the candidate is deemed to be free of major harmful side effects or has an acceptable level of side effects, is a well-characterized substance, and its functioning is reasonably well understood, the FDA will grant permission to conduct a Phase I human clinical trial provided that the sponsor adhere to certain ethical principles. Phase I trials involve relatively small numbers of subjects (usually 20-80) and are intended to establish the safety of the candidate in humans, determine safe dosage ranges, and identify side effects. A Phase I human clinical trial typically requires less than a year to complete although there are exceptions.

Following successful Phase I trials, the candidate will typically be tested in a Phase II human clinical trial. A Phase II trial is intended to further establish the safety of the candidate, as well as obtain certain data related to the efficacy of the candidate. The number of subjects tested is usually 100-300, although sample sizes vary on a case by case basis. Sometimes, more than one Phase II trial can be required. Successful completion of Phase II trials is sometimes referred to as “proof of concept.” It is at this point, prior to Phase III, that many drug development companies seek to license the drug candidate or joint venture.

Finally, following successful Phase II trials, a drug typically moves on to Phase III trials which are very large and expensive studies in which usually 1,000-3,000 subjects are tested at a number of locations in an attempt to establish the statistically significant efficacy of the candidate, to further monitor side effects and to compare the candidate against existing approved treatments. Following a successful Phase III study, the sponsor of the candidate will file a New Drug Application (“NDA”) or Biologics License Application (“BLA”), depending on the nature of the drug candidate, seeking permission to market the product in the USA.

The FDA generally requires the collection of data following such approval, and this is typically referred to as Phase IV.

According to the FDA’s “Guidelines for Industry: Acceptance of Foreign Clinical Trials,” the results from human clinical trials conducted outside of the United States but not under an IND can be included in submissions to the FDA if the trials were conducted in accordance with the ethical principles of the Declaration of Helsinki. The trial must also be designed and implemented to be otherwise consistent with the FDA’s standards of clinical practice.

According to the FDA’s guidance document “Antiretroviral Drugs Using Plasma HIV RNA Measurements – Clinical Considerations for Accelerated and Traditional Approval”, the FDA has developed a systematic approach to the evaluation of HIV therapies. Treatments seeking accelerated approval must demonstrate a significant reduction in RNA viral load (PCR is one means of detecting HIV RNA) within a 24-week period, whereas treatments seeking traditional approval must demonstrate significant reduction in RNA viral load over a 48 week period. The FDA also considers changes in CD4+ counts consistent with observed HIV RNA changes in both approval processes.

A treatment may be considered for accelerated approval if it is targeting a serious or life-threatening disease, there is a testable indicator that is predictive of clinical benefit (such as HIV RNA in the case of HIV infection) and there must be a demonstrable improvement in activity relative to existing therapies in a population in need of additional therapeutic options. Other bases for accelerated approval include a novel mechanism of action, improved efficacy or safety or tolerability, more convenient dosing schedule, different cross-resistance profile, favorable drug-drug interaction profile, or utility in a specific population in need. The majority of accelerated approvals rely on safety data for 400-500 patients who have received the proposed marketing dose for at least 6 months. Further, efficacy data must include at least 2 well-designed and controlled studies a minimum of 24 weeks in length. If granted accelerated approval, the FDA usually requires that the treatment be studied continuously to monitor side effects, adverse events, and longer term clinical benefit. In connection with preparing our IND for the FDA, we will evaluate whether to pursue the accelerated approval process for ITV-1.

Since 1998, the approval of new drugs across the European Union (“EU”) is possible only using the European Medicines Evaluation Agency’s (“EMEA”) mutual recognition or central approval processes. The use of either of these procedures provides a more rapid and consistent approval within the member states than was the case when the approval processes were operating independently within each member state. In addition, the agreement between the EU and 12 other European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not, however, have jurisdiction over patient reimbursement or pricing matters in EU member countries. We will be required to deal with individual countries on such issues.

In South Africa, the study and approval of drugs comes under the authority of the Medicines Control Council or MCC. In China, the State Food and Drug Administration or SFDA is responsible for drug regulation. Both the SFDA and MCC evaluate drugs for safety and efficacy in general compliance with ICH guidelines adopted by most of the world’s developed nations.

In recent years in the US, various legislative proposals have been offered at the federal and state levels that would bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price or patient reimbursement constraints on medicines, increases in required rebates or discounts and restrictions on access to certain products. Similar issues exist in many foreign countries where we may do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

In the US federal proposals have called for substantial changes in the Medicare program, and federal and state proposals have called for substantial changes in the Medicaid program. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in many states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our products, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. If changes to these programs shift patients to managed care organizations that cover pharmaceuticals, or if an outpatient drug benefit is added to Medicare, usage of pharmaceuticals could increase. Pressure to lower prices would likely ensue in either case given the enhancement of the purchasing power of the managed care organizations or the federal government.

US law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. Some states are seeking rebates in excess of the amounts required by federal law. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Rebates potentially could be viewed as price discounts without appreciable increases in volume as an offset.

We will encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to inconsistent prices and could lead to some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries could undermine our sales in markets with higher prices.

Human Resources

We presently have four employees, including two executive officers. Additionally, our  subsidiary is managed by an executive officer with 2 consultants. The Company also relies on consulting and advisory relationships with several individuals and firms where a full-time person is not warranted. There are currently several entities providing services to the Company as consultants or advisors in areas including domestic and foreign government relations, regulatory affairs, investor relations, public relations, public health issues, finance, corporate and business development, immunology, biochemistry, intellectual property, and other areas.

Risks Associated With Our Business

Notwithstanding our efforts to foresee and mitigate the effects of changes in our business and industry, we cannot predict with certainty all potential changes that might affect our business. Consequently, our business is subject to a number of risks, some of which are as follows.

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

We have not been profitable since our inception. We reported net losses of approximately $1.2 million and for the year ended 2009. As of December 31, 2009, we had an accumulated deficit of approximately $1.2 million. We have not generated any revenue from product sales or royalties from product sales to date, and it is possible that we will never have significant product sales revenue or royalty revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture, and market our current product candidates, particularly ITV-1, as well as continue to identify, develop, manufacture, and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may need additional financing, but our access to capital funding is uncertain.

Our current and anticipated operations, particularly our product development and commercialization programs for ITV-1, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through the end of 2010. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in the future to develop and market products under their respective collaborations with us, our success in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, and the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

•	Engage in equity financings that would be dilutive to current stockholders;

•	Delay, reduce the scope of, or eliminate one or more of our development programs;

•

Obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

•	License rights to technologies, product candidates, or products on terms that are less favorable to us than might otherwise be available.

If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

We have not developed any commercial drugs, and we may never develop any commercial drugs or products that generate revenues.

Our existing product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs for a number of reasons, including the failure of our product candidates to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the programs through the clinical trial process. We do not expect to be able to market ITV-1 for at least 5 year or longer, if at all.

We are substantially dependent on our ability to successfully and timely complete pre-clinical studies and clinical trials and obtain regulatory approval to market our most advanced product candidate, ITV-1. Our business will be materially harmed and our stock price adversely affected if regulatory approval is not obtained with respect to this product candidate.

We intend to establish a manufacturing facility for ITV-1 used in our clinical trials and planned for use in our commercial launch of our products. Product introductions may be delayed or suspended and commercial sales may be restricted, if the manufacture of our products is delayed or interrupted.

We do not have manufacturing capacity to produce sufficient supplies of ITV-1 to support commercial launch of this product, if approved overseas for distribution. Our existing facility is sufficient only for small batches of product and requires additional equipment to increase our capacity. If we encounter delays or difficulties in funding the acquisition of this equipment, we may not have sufficient production capacity to support commercial launch of our product overseas, if approved.

We depend on various suppliers. We believe these suppliers can produce sufficient material to support initial commercial launch of ITV-1 overseas, if approved.  It is possible that the failure of these suppliers to supply material as needed for manufacturing of ITV-1 would cause a disruption of the production schedule until alternative sources are located and material from these sources delivered on a schedule that meets our production obligations. Any such disruptions, if they continue too long, could materially harm our business and financial condition.

Pre-Clinical Studies, and Clinical trials are long, expensive and uncertain processes and overseas regulators and the FDA may ultimately not approve any of our product candidates. We cannot assure you that data collected from preclinical studies and clinical trials of our product candidates will be sufficient to support approval by overseas regulators or the FDA, the failure of which could delay our profitability and adversely affect our stock price.

All of our research and development programs are at an early stage,  Pre-Clinical Studies and Clinical trials are long, expensive, and uncertain processes. These Studies and trials may not be commenced or completed on schedule, and government regulators may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including ITV-1, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

Our primary strategy for distributing our products is to enter into various relationships with other firms or companies overseas with the resources to pursue the process of obtaining regulatory approvals and implement marketing and distribution. We have not settled on any strategy for distribution in the US and do not expect to formulate a strategy until an IND is approved and/or clinical trials in the US have progressed. The success of the commercialization of our products in overseas territories substantially depends on the efforts of our partners and collaborators, and is to a degree beyond our control. For us to receive any significant revenues from sale of our products, our collaborators must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its efforts, our ability to commercialize our products in the collaborator’s territory may be significantly impaired.

Because of the uncertainty of pharmaceutical pricing, reimbursement, and healthcare reform measures, we may be unable to sell our products profitably.

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to complete successfully against other companies in our industry and achieve profitability.

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators.

Existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may provide greater therapeutic benefits for a specific problem, may offer easier delivery or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, and patents of other companies could prevent us from manufacturing, developing or marketing our products.

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Until recently, patent applications in the United States were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. Patent applications filed in the United States after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. If third parties engage in activities that infringe our proprietary rights, our management’s focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the third party is not infringing, either of which would harm our competitive position. In addition, we cannot assure you that others will not design around our patented technology.

Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other analogous proceedings in other parts of the world to determine priority of invention and the validity of patent rights granted or applied for, which could result in substantial cost and delay, even if the eventual outcome is favorable to us. We cannot assure you that our pending patent applications, if issued, would be held valid or enforceable. Additionally, many of our foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in published patent applications can be complex, costly and uncertain.

We also rely on trade secrets, know-how and confidentially provisions in our agreements with our collaborators, employees and consultants to protect our intellectual property. However, these and other parties may not comply with the terms of their agreements with us, and we might be unable to adequately enforce our rights against these people or obtain adequate compensation for the damages caused by their unauthorized disclosure or use. Our trade secrets or those of our collaborators may become known or may be independently discovered by others.

Our products and product candidates may infringe the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize our product candidates. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.

We are subject to extensive government regulations that may cause us to cancel or delay the introduction of our products to market.

Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with United States approvals.

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. In addition, results of pre-clinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements which could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s cGMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

If product liability claims are brought against us or we are unable to obtain or maintain product liability insurance, we may incur substantial liabilities that could reduce our financial resources.

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials on humans, however, our insurance coverage may be insufficient to protect us against all product liability damages. Further, liability insurance coverage is becoming increasingly expensive and we might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a future product, injury to reputation, withdrawal of clinical trial volunteers, loss of revenue, costs of litigation, distraction of management and substantial monetary awards to plaintiffs. Additionally, if we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities may involve the controlled use of hazardous materials and other potentially dangerous chemicals and biological agents. Although we believe our safety procedures for these materials comply with governmental standards, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. We currently have insurance, in amounts and on terms typical for companies in businesses that are similarly situated, that could cover all or a portion of a damage claim arising from our use of hazardous and other materials. However, if an accident or environmental discharge occurs, and we are held liable for any resulting damages, the associated liability could exceed our insurance coverage and our financial resources.

Description of Property.

Our main corporate office, located at 116 West Stocker Street in Glendale, California, is leased. We are currently engaged in the renovation of this building to accommodate a cGMP manufacturing facility suitable for clinical study and early market-entry production of ITV-1. This facility will also allow the manufacture of other biologic products. We have also leased the adjacent facility at 118 West Stocker Street, and will be using it for additional office space.

Legal Proceedings.

Currently, we do not have any legal proceedings.

Submission of Matters to a Vote of Securities Holders.

No matter was submitted to a vote of security holders in the fourth calendar quarter of 2009.

PART II

Market for Common Equity and Related Stockholder Matters.

Immunotech Laboratories’ common stock is traded on the Pink Sheet OTC market, under the symbol “IMMB”. As of March 31, 2009 we had approximately 187 direct shareholders of record.

Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation for Year 2010

2010 state of the Biotech market

We will continue efforts to introduce legislation favorable to emerging biotech companies. We are conscious of the limitations experienced by Immunotech Laboratories, due to a number of elements:

  The immediate state of the life science environment due to the global economic recession, creating unprecedented adverse conditions for capitalizing early stage biotechnology companies and its enduring consequences.
  The predictable challenges of bringing a biological therapeutic that is currently poorly characterized into further clinical development as all current therapeutic approaches to HIV in clinical research and which have received market approval are small molecules

The necessity to reposition Immunotech Labs, in its entirety as a viable corporation that can attract investors, is dependent on practical implementations on all levels of corporate practice that will assure success in the predictably enduring investment climate that currently retards the small cap life science community. Since 2008, investment in the early stage life science marketplace has seen unprecedented declines. Consider the following observation published in an article by H.S Ayoub: from the year 1975 through 2004 the biotech industry as a whole has seen an increasing trend in sales, but total operating income before depreciation is essentially zero. Investors realize that, removing the top ten companies; Amgen, Genentech, Genzyme, Gilead (GILD), Biogen, Biovail (BVF), Cephalon (CEPH), ImClone (IMCL), KOS Pharmaceuticals (KOSP), and Chiron, the rest of the biotech industry has lost more than $6 billion over the past decade. On average it takes a biotech company 12 years after its IPO before it sees its first profit.

Many biotech companies continue the need for additional funding to take drug candidates through the pipeline. In 1990, biotechs made just as much money from secondary offerings as their IPOs. In 2004, secondary offerings provided double the funding that IPOs delivered and significantly increasing risk of dilution. Ayoub’s analysis does not take into account the scores of privately held biotech ventures, which are losing more money than publicly traded companies. However the more recent convolutions in this sector have indicated that the current state of prospects for the resurgence of biotech investment from institutional sources is relatively poor for the foreseeable future. For Scientist-entrepreneurs--those who have nurtured their firms to the point at which they are listed on a stock exchange or are contemplating an initial public offering-- the task of maintaining the flow of investment has become daunting, thanks to the dramatically shifting winds now coursing through the financial community. Venture capitalists, while more selective than in the past, are generally willing, sometimes eager, to provide that cushion provided that clear prospects for market driven ROI’s are clear.

As reported in the October edition of Fierce Biotech, Venture capitalists invested $4.8 billion in 780 deals in the third quarter of 2010, according to the MoneyTreeTM Report from PricewaterhouseCoopers and the National Venture Capital Association based on data provided by Thomson Reuters. Quarterly investment activity decreased 31 percent in terms of dollars, and fell 19 percent in number of deals compared to the second quarter of 2010 when $6.9 billion was invested in 962 deals.

The Biotechnology industry received the second highest level of funding for all industries in the quarter with $944 million going into 108 deals. This level of investment represents a 32 percent decrease in dollars and a 29 percent decrease in deals compared to the second quarter when $1.4 billion went into 152 deals.

Yet with few exceptions, investment in all industry sectors slowed this quarter. Still, venture investors continued to invest more into first-time deals versus follow-on rounds suggesting a confidence in today's entrepreneurs and innovators.

During periods of economic uncertainty, the biotechnology sector is often portrayed as defensive given that disease is relentless in both good economic times and bad. Despite recent medical advances, there remains a need for quality, innovative products to diagnose and treat a broad variety of diseases.

Beyond its defensive characteristics, the sector plays a critical role in the United States [US] economy. Innovative new medicines developed by life science companies provide better patient outcomes, improved quality of care, increased life expectancy, and lead to economic gains.

While the strengths and weaknesses of the US healthcare system remain the subject of great debate, we believe new medicines should be viewed as investments in the future, not only in patient health – but also in economic recovery and growth.

IP acquisition, market opportunities and corporate repositioning in 2010

Other related IP from undercapitalized companies, academic centers and the NIH OTT:

While the economy on a worldwide scale is in an unprecedented downward spiral, research in the field of antiviral therapy continues to advance, as evidenced by the multiple poster presentations shown at the 2010 Antiviral Congress and the 2010 DART Conference

New literature-supported approaches being generated by academic sources include:

•         Inhibition of HIV-1 infection in vitro by human milk sulfated glycolipids and glycosaminoglycans.

•         Homing Endonucleases for the targeted disruption of integrated HIV

•         Structure-guided development of antiviral agents for treating HIV-1 infection and AIDS: Non-Peptidyl HIV-1Protease Dimerization Inhibitors (PDIs)

•         Small molecule inhibition of HIV by Virus Capsid Destabilization

•         Inhibitors of LEDGF/p75-integrase Interaction and HIV Replication

Many of these are small molecules with demonstrated potential but remain languishing in academic settings with no near term possibilities to attract commercial development. Immunotech Laboratories, can easily be positioned to address the growing void in antiretroviral research being directed towards commercial drug development.

Some of the basic biological programs that can be addressed for targeting viral host interactions that will translate to the production of scientific consensus for attracting facilitation from government and non-government sources for the advancement of research by a viable commercial entity include:

  Host viral interactions, genomic specific expression based antagonism regarding clinical implications of compartments and reservoirs in the role of cellular restrictions and the molecular mechanisms of HIV latency which, while well defined on the genome-wide analysis of primary CD4+ and CD8+ T cells transcriptomes, show evidence for a network of enriched pathways associated with HIV persistence, and work by Mark Weinberg showing the antagonism by HIV Vif Protein and its effects the on host cell innate immunity enzyme PRMT-6 which also impacts NK-DC crosstalk on the establishment of HIV reservoirs, remains clinically unaddressed!
  Epigenetic and Non-epigenetic mechanisms controlling HIV entry and exit from latency which have been well characterized
  Accelerated Decay of the HIV-1 Latent Reservoir with no Measurable Effect on Residual Viremia
  Enhancing the Transversing Efficiency and Efficacy of the Anti Retroviral Drug “Saquinavir” using Nanotechnology: Implications for Nanotherapeutics in Neuro-Aids. The Central Nervous System as a Reservoir☐Scott Letendre (University of California, San Diego, USA) Persistence of

CD4+T Cell Depletion and Immune Activation in the GI Tract of Acutely Infected Individuals Treated with Combination ART does not appear to be caused by cryptic ongoing viral replication.

Addressing HIV reservoirs with common-y chain cytokines (IL-2, IL-7, GM-CSF) and use of therapeutic intensification to probe the source of residual viremia in HIV-infected patients on suppressive therapy has been ineffective in provoking HIV eradication so further investigations into the biological assessment of therapeutic models is difficult to secure including IPF.

Undertaking investigations to interfere with the continued expression of any number of the above viral host interaction characteristics not being currently perused by any commercial entity, would be a notable scientific achievement that, if managed by capable public relations, make world wide headlines and predictably attract significant interest by institutionally based life science investors.

The above approaches are a handful of viable approaches recently shown in peer-reviewed literature that can facilitate this goal.

Full time staffing of at least two senior scientific staff is essential to the successful implementation of aforesaid program

Corporate considerations:

Multiple programs are advantageous as fluxuations in market performance are predictable due to numerous factors including reimbursement rates from public health programs, competition, etc. Aggrigation of risk to institutional investors can only be achieved by predictable revenue streams and attracting public investment in research programs that offset the prohibitive cost of drug development for small cap biotech companies.

The development of a well defined, value based, equity promotion program that encourages exposure of the opportunity Immunotech Laboratories offers as the above programs are implemented

  Attract leadership via the introduction of a viable project here that allows for association and affiliation. Some of the associations that we can facilitate include: List here
  Identify CRADA’s to facilitate RO1, SBIR applications and attract investor attention
  Form scientific advisory board that facilitates the anticipation of CRADA’s

Steps in Year 2010:

  Secure facilitation of  projected financial obligations and cost of business, including D&O quotes for investment round
  Renew the business plan and staff the facilitation of its continued evolution
  Constitute viable Board of Directors based on experience in governemnt affairs, capitalization of life science companies and acquisition of IP, M&A, etc
  Identify costs of joining BIO, GBC and Small Biotechnology Business Coalition
  Restructure the Board of Directors and management to reflect expertise and investment
  Development of financial conference calendar and scientific conference calendar
  Appointment of corporate officers (further PR opportunities)
  Material agreements with Government relations and PR firms
  Develop further marketing materials
  Operationalize intelligence on public health procurement opportunities (PEPFAR SCMS, WHO bulk procurement list, Global Fund, etc)
  Initiate pursuit of public private investment opportunities, including IP acquisition from NIH OTT and SBIR, RO1 program applications calendar

In January 2009, we completed the renovation of our 116 West Stocker Street facility. Our facility will be capable of supporting cGMP manufacture of ITV-1 for Pre-clinical Studies, and Clinical trial purposes although to produce larger quantities of ITV-1 we will be required to add additional manufacturing equipment. We require the completion of the facility to cGMP standards in order to support our activities in the USA, as well as to support potential commercial approval in China and South America.

Through an Assignment of Patent Agreement , We acquired all of the licensing rights for IPF globally specific to the HIV/AIDS indication, which is the basis of several of the Company’s drug candidates. The patent was acquired by Immunotech Laboratories, from the Zhabilov Family Trust.

From 2007 through 2009, certain directors of Immunotech Laboratories have made loans and other advances to fund operations (the “Founders’ Notes”). On December 1, 2009, the principal and accrued interest of the Founders’ Notes were restructured such that the due date of repayment was extended to December 1, 2011. It was also agreed that the holders of the Founders’ Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.02 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.25 exercisable for 5 years.

Financial Statements.

The financial statements of Immunotech Laboratories appear at the end of this report beginning with the Index to Financial Statements.

Controls And Procedures

Subsequent to the end of the period covered by this report, Immunotech Laboratories carried out an evaluation, under the supervision and with the participation of its management, including the President and Vice Chairman, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, the President and Vice Chairman concluded that Immunotech Laboratories’ disclosure controls and procedures were effective as of that date.

Except as otherwise discussed herein, there have been no changes in Immunotech Laboratories’ internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Information

Not applicable.

PART III

Directors and Executive Officers of the Registrant

Directors and Officers

The following table sets forth the names, ages, and positions for each of the directors and officers of Immunotech Laboratories.

Name	Age	Positions	Since
Ara Antoine Ghanime	51	Chairman, President, and Director	December 2007
Harry Zhabilov, Jr.	44	Vice Chairman, Chief Science Officer, and Director	December 2007
Dr. Roscoe Moore Jr.		Director	July 2009

The following is information on the business experience of each officer, director and director appointee.

ARA GHANIME, BSc., MBA

Ara Ghanime was previously the President of Immunotech Laboratories, Inc. Mr. Ghanime has over twenty years experience in the pharmaceutical, biotech and related industries with experience in FDA regulatory requirements, Quality Systems application to both GMP and ISO requirements and validation project management. Prior to Immunotech Mr. Ghanime was running his own engineering consulting firm, providing services in the areas of compliance, quality assurance, validation and regulatory affairs to clients in the pharmaceutical, biotech and medical device industries such as Amgen, Allergen, Watson Laboratories, Genentec and Baxter. Mr. Ghanime is a degreed professional in Chemical Engineering, with a Masters in Business Administration, and is the recipient of numerous industrial and technical certificates within the pharmaceutical and Biotech industries.

HARRY ZHABILOV, BSc., MS

Mr. Harry Zhabilov was previously the Chief Scientist of Immunotech Laboratories, Inc. Mr. Zhabilov’s research with the immune system is the integral and core therapeutic platform of Immunotech Laboratories’ treatment and diagnostic modalities. Mr. Zhabilov’s new tier of product(s), are centered with his patent of (IPF) Irreversible Pepsin Fraction. It is believed that IPF is the actual isolated key to the modulation of the immune system, a substance that is both more effective and far less expensive to produce than prior technologies. Harry H. Zhabilov holds a degree of B.S and M.S. in chemistry and Chemical Engineering. He is a member of ACS, ALCHE.

ROSCOE M. MOORE, JR., D.V.M., Ph.D., D.Sc.

Dr. Roscoe M. Moore, Jr. served with the United States Department of Health and Human Services (HHS) and was for the last twelve years of his career the principal person responsible for development support within the Office of the Secretary, HHS, with primary emphasis on Continental Africa and other less developed countries of the world (e.g., Indonesia, Malaysia, and Vietnam). Dr. Moore has conducted clinical research on infectious diseases such as Venezuelan equine encephalitis, tuberculosis, listeriosis, psittacosis, human Orf, malaria, and HIV/AIDS.

Dr. Moore is a Fellow of the American College of Epidemiology. He serves on the Board of Directors for the Africa Center for Health and Human Security, George Washington University. Dr. Moore serves on the Board of Trustees for Friends of the University of Stellenbosch Foundation. Dr. Moore has served as an Adjunct Professor of Epidemiology, Medical University of Southern Africa, Pretoria, South Africa. He has served on the Alumni Board of Directors, School of Public Health, University of Michigan. Dr. Moore has served on the Dean's Alumni Council, Bloomberg School of Public Health, Johns Hopkins University. He has served as an Affiliate Associate Professor of Environmental Health for the University of Washington, Seattle. Dr. Moore has served as an Adjunct Professor of Epidemiology, University of Hanoi, Vietnam. He served as a Visiting Professor, International Postgraduate School, European Center for Peace and Development, United Nations University for Peace

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of Immunotech Laboratories and persons who own more than ten percent of a registered class of Immunotech Laboratories’ equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to Immunotech Laboratories. Based on the copies of filings received by Immunotech Laboratories, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of Immunotech Laboratories registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto.

Board and Committees; Code of Ethics

In the fiscal year ended December 31, 2009, the board of directors of the Company met 6 times and these meetings were attended by a quorum of the directors both in person and via teleconference. From time to time the directors also acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company is in the development stage with no operating revenue and activities limited to research and development, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt an audit committee charter. Immunotech Laboratories has adopted a Code of Ethics applicable to its principals and board officers, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Ara Ghanime, President, 116 W. Stocker Street, Glendale, California, 91202.

Executive Compensation

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Immunotech Laboratories for the fiscal year ended December 31, 2009.

Name and Principal Position	Year	Annual Compensation Salary ($)	All Other Compensation ($)

Ara Ghanime Chairman, President, and Director	2009	0	0

Harry Zhabilov. Vice Chairman, Chief Science Officer	2009	0	0

Dr. Roscoe M. Moore Jr. Director	2009	0	0

Stock Options

The following table sets forth certain information with respect to grants of stock options during 2005 to the Named Executive Officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Dr. Roscoe M. Moore Jr. Director	175,000	100%	0.00

Employment Arrangements

Currently there are no employment agreements in effect.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March, 2009 the number and percentage of the issued and outstanding shares of common stock which, according to the information supplied to Immunotech Laboratories, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers of Immunotech Laboratories as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Shareholder                          Number of Shares                               % Share Owner

Harry Zhabilov                                     24,895,646                                              41.11

Ara Ghanime                                        24,895,646                                              41.11

Dow Jones Link                                     2,773,500                                                4.58

Allie Chang                                           600,000                                                   1.0

Paul Felizian                                          600,000                                                   1.0

Lord George Equities                           5,400,000                                                9.0

Joseph Pittera                                       250,000                                                   0.41

Harout Tovmasyan                            151,000                                                   0.25

Elie Sakayan                                          50,000                                                     0.08

Hagop Parseghian                               600,000                                                   1.0

Others                                                    339,896                                                   0.46

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOTECH LABORATORIES, INC.

Date December 31, 2010	By:	/s/ Ara Ghanime
Ara Ghanime, Chairman & President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date December 31, 2010	By:	/s/ Ara Ghanime
Ara Ghanime, Director

Date December 31, 2010	By:	/s/ Harry Zhabilov
Harry Zhabilov, Director

INDEX TO FINANCIAL STATEMENTS

IMMUNOTECH LABORATORIES, INC.

December 31, 2010

CONTENTS

Financial Statements:

Un-Audited Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Notes to Consolidated Financial Statements	F-3

IMMUNOTECH LABORATORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UN-AUDITED CONSOLIDATED BALANCE SHEET

December 31, 2009
(Restated)
ASSETS

CURRENT ASSETS
Cash	$4,799

Total Current Assets	4,799

PROPERTY AND EQUIPMENT, NET	414,795

OTHER ASSETS
Intellectual Property Valuation and other	10,013,860

Total Other Assets	10,013,860

TOTAL ASSETS	$10,452,113

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$450,300
Accrued wages payable	490,000
Accrued interest	18,635

Total Current Liabilities	958,935

LONG-TERM LIABILITIES
Patent Licensing Fee	1,550,000
Principals Loan to Company	1,195,524

Total Long-Term Liabilities	2,745,524

TOTAL LIABILITIES	3,704,459

TOTAL NET WORTH	$6,747,654

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31

2009
(restated)
REVENUES	$—

EXPENSES
Research and development	254,459
Laboratory fees	37,008
Management salaries	490,000
Amortization and depreciation expense	14,349
Legal and professional	39,865
Consulting fees	63,342
General and administrative expenses	59,912

Total Expenses	958,935

LOSS FROM OPERATIONS	(958,935)

OTHER INCOME (EXPENSE)
Sale of distribution rights	—
Interest income	0
Interest expense	(18,635)

Total Other Income (Expense)	(18,635)

LOSS BEFORE INCOME TAXES	(977,570)

INCOME TAXES	—

NET LOSS	$(977,570)

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Immunotech Laboratories, Inc. (“the Company”) was incorporated in California on December, 2007 and is in the development stage. The Company is engaged in the research and development of protein-based therapeutic and diagnostic products with applications in HIV/AIDS. The Company was acquired by a Nevada corporation and reporting issuer on December, 2008 The Company’s year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting, which conforms to accounting principles generally accepted in the United States of America.

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (hereinafter “SFAS No. 123R”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Compensated Absences

The Company’s policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatable, it would not be currently recognized as the amount would be deemed immaterial.

Consolidated Financial Statements

The accompanying financial statements include those of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Derivative Instruments

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation on December, 2007. It is primarily engaged in medical research and development.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at December 31, 2009.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 977,570 through December 31, 2009. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $2,750,000 of cash is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2009.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or the net losses presented.

Research and Development

Research and development expenses are charged to operations as incurred.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer if collectability is reasonably assured.

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because its wholly owned Beijing subsidiary had no activity other than expenses of $123,000 which are included in the statement of operations as of December 31, 2009.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years. The estimated useful lives of leasehold improvements are twenty years, the expected term of the lease plus extensions.

The following is a summary of property, equipment, and accumulated depreciation:

December 31, 2009
Equipment	$361,618
Leasehold improvements	23,903

385,521
Less accumulated depreciation	(77,104)

$308,417

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the year ended December 31, 2009 was $77,104. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 4 – PATENTS

The Company has the following patents issued:

Title	U.S. Patent Number/Application Number
IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THE SAME FOR DETECTING, PREVENTING, AND TREATING HIV	12/321,262
IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THE SAME FOR DETECTING, PREVENTING, AND TREATING HIV	7,479,538
Country	Title	Application Number
Canada	IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THIS FRAGMENT FOR DETECTING, PREVENTING, AND TREATING HIV	2,634,589
Hong Kong	IRREVERSIBLY-INACTIVATED PEPSINOGEN FRAGMENT AND PHARMACEUTICAL COMPOSITIONS COMPRISING THIS FRAGMENT FOR DETECTING, PREVENTING, AND TREATING HIV	08102808.0 / us 11/177,427
Mexico		MX/a/2010/001901

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

These patents all relate to certain of the Company’s products which are based on IPF. The Company also has patent licensing rights for patents issued or pending in various different countries, and the United States.

The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing products similar to those of the Company. There can be no assurance that patents, if obtained for the aforementioned patent applications, will be enforceable.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of December 31, 2009, the Company does not have product liability insurance for any of its drug candidate products.

Consulting Agreements

During the year ended December 31, 2009, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options or cash or a combination of these thereof.

The Company also has other agreements with consultants for future issuance of common stock as compensation.

Lease

On October 1, 2007, the Company signed a three-year lease for an administrative, research and development facility to commence October 1, 2007. The base rent and fees are $6032, per month, after payment of an initial deposit of $18,096. The Company expects to have its corporate headquarters, primary manufacturing, and primary research and development facilities located at this new facility.

Total lease commitments for the subsequent years ended December 31 are as follows:

2007	$84,448
2008	$72,384
2009	$60,320

$217,152

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

NOTE 6 – COMMON STOCK

Name of Shareholder                          Number of Shares                               % Share Owner

Harry Zhabilov                                     24,895,646                                              41.11

Ara Ghanime                                        24,895,646                                              41.11

Dow Jones Link                                     2,773,500                                                4.58

Allie Chang                                           600,000                                                   1.0

Paul Felizian                                          600,000                                                   1.0

Lord George Equities                           5,400,000                                                9.0

Joseph Pittera                                       250,000                                                   0.41

Harout Tovmasyan                            151,000                                                   0.25

Elie Sakayan                                          50,000                                                     0.08

Hagop Parseghian                               600,000                                                   1.0

Others                                                    339,896                                                   0.46

NOTE 11 – MERGER AND ACQUISITION

Acquisitions

 On December 12, 2008 International Technology Systems, Inc. merged with Immunotech Laboratories, Inc.  The terms of the merger consisted of the transfer of 40,000,000 common shares of International Technology Systems, Inc. formerly held by the Board of Directors (Alie Chang and Felizian Paul) to the nominees of Immunotech Laboratories, Inc., specifically to Harry Ahabilov, Ara Ghanime, Solidere Holdings, LLC, Lord George Equities, LLC, La Meridien Investment Group, LLC, Dubai Securities Investments, LLC, Milan Investment Group, LLC, Diamond Investment, LLC, and BRA Investment Group, LLC.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On December 15, 2008 Alie Chang, the President of the Issuer, along with Felizian Paul, Director resigned from the Board of Directors of the Issuers.  In place of Alie Chang, Ara Ghanime was elected President of the Issuer and Harry Zhabilov was elected Secretary.

Mr. Harry Zhabilov is the Vice Chairman, Secretary and Chief Science Officer of Immunotech Laboratories, Inc.  The basis of Immunotech ’s scientific discoveries comes from the research of Harry H. Zhabilov who worked in the laboratory conducted several studies exploring the manipulation of the human immune system, specifically targeting HIV/AIDS , and investigating alternate approaches to treatment of the disease.

Harry H. Zhabilov h olds a degree of B.S and M.S. in chemistry and Chemical Engineering. He is a member of ACS,ALCHE .  Mr. Zhabilovs’ research was not only limited to the laboratory but was also extended to involve various experimental tests globally on human subjects. Mr. Zhabilov was involved in research conducted with the immune system, and was able to discover novel therapeutic immunomodulator compounds, which are the integral and core therapeutic platform of Immunotech Laboratories’ treatment modality. Mr. Zhabilov’s new tier of product(s) , are centered with his patent of (IPF) Irreversible Pepsin

IMMUNOTECH LABORATORIES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009

Fraction. It is believed that IPF is the actual isolated key to the modulation of the immune system, a substance that is both more effective and far less expensive to produce than prior technologies. The U nited States Patent office as of January 20, 2009, has granted full patent rights for IPF, under patent number 7479538.

Mr. Ara Ghanime is the Chairman and President of Immunotech Laboratories, Inc.  Mr. Ghanime is a degreed professional in Chemical Engineering, with a Masters in Business Administration, and is the recipient of numerous industrial and technical certificates within the pharmaceutical and Biotech industries.

Mr. Ghanime has over twenty years experience in the pharmaceutical, biotech and related industries with experience in FDA regulatory requirements, Quality Systems application to both GMP and ISO requirements and validation project management. As Raytheon E&C management, responsibilities included consultation, training and seminars, managing validation teams, preparation of validation master plans and participating in GMP and regulatory audits and review. Through the years that led to the merger of Raytheon E&C and Morrison Knudsen into Washington Group International, he was promoted to USA Regional Director and also simultaneously took on the responsibilities of European and South East Asian Operations Director as well. Since 2003, Mr. Ghanime has been running his own engineering consulting firm, providing services in the areas of compliance, quality assurance, validation and regulatory affairs  to clients in the pharmaceutical, biotech and medical device industries such as Amgen, Allergan, Watson Laboratories, Genentech and Baxter.

There currently is no employment agreement between the Company and Mr. Zhabilov and Mr. Ghanime.

Amendments to Articles of Incorporation of Bylaws; Change in Fiscal Year.

On December 15, 2008 the Board of Directors of the Issuer agreed to change the name of the Issuer from International Technology Systems, Inc. to Immunotech Laboratories, Inc.  The change became effective with the Nevada Secretary of State on December 18, 2008.

Other Events.

On February 26, 2009 the Company reversed its shares one for one hundred, bringing the total issued and outstanding common shares from 55,566,022 to 550,660 common shares.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document

A	Agreement and Plan of Merger

B	Patent Exclusive Licensing Agreement

C	Symbion Research Consulting Agreement

D	South America Memorandum of Understanding